Form 10-K
period 1999-03-31
WORDCRUNCHER INTERNET TECHNOLOGIES
filed 2000-03-30
CIK 1085278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _____________.

Commission file number     0-27453

                    WORDCRUNCHER INTERNET TECHNOLOGIES, INC.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                                 84-1370590
        --------                                                ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

405 East 12450 South, Suite B, Draper, Utah                        84020
-------------------------------------------                        -----
(Address of principal executive office)                          (Zip Code)

                                  801.816.9904
                                  ------------
                           (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

     Title of Each Class                             Name of Each Exchange
     -------------------                              On Which Registered
                                                      -------------------
          None                                                None

Securities to be registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $.001

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes __X__ No _____, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No
_____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $63,683,299.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,467,698.

                                     Part I

Item 1.  Business.

         Introduction. We are a development state company engaged in the development and marketing of a focused Internet site which serves the needs of the business professional. Content and services found at logio.com, which we launched on March 19, 2000, are tailored to provide, under one roof, a broad spectrum of the information and services that are required by business people in their daily work activities. Information resources include a unique, readily accessible "drill-down" directory that organizes thousands of business-oriented web sites according to specific job function. The directory is augmented by an advanced search technology that can search either the abstracts or the full text of all the sites listed in the directory, and then displays the search results in a "hits in context" format. We couple this information with the services that the average business professional uses on a daily basis, including travel arrangements, stock quotes, news, weather, maps, financial calculators, e-mail and calendaring. This combination creates a full service destination site designed specifically for the business professional. We intend to expand the delivery of this full service concept to other electronic means of communication such as cell phones, pagers, personal digital assistants and set top boxes. All of these services will be marketed under the brand name "Logio."

         Although there is a great deal of free information on the Internet, publishers still own valuable content that is not currently available on the Internet. This information can be very useful to business people. For example, research reports, market analyses, industry specific newsletters and commentary, studies produced by analyst and research firms, are routinely sold in print form to the business community. We believe that sales and delivery of this kind of content via the Internet is a logical step in the development of information distribution channels, and are positioning Logio to take a leading role in this effort. Logio is developing a method whereby this type of business-oriented content can be sold and delivered through our Logio site.

         We believe that Logio will be used by business professionals for a number of different activities. Our objective is to have our customers naturally keep Logio open ("on their desktop") all day long, and when they are away from their computers, to access Logio-delivered information using whatever device is practical.

         The rapid growth of the Internet and the proliferation of Internet sites has increasingly challenged consumers, content providers and advertisers to effectively reach one another. Consumers are often challenged to quickly find the most relevant information, products and services related to a particular interest or topic. Content providers are typically challenged to differentiate their products and services in an increasingly crowded medium, and to improve the visibility of their web sites. Advertisers are challenged to more effectively deliver their advertising messages to interested audiences and target groups. Because of these trends, Internet development is in some ways mirroring the recent history of the print publishing industry. For example, over the past thirty years, the number of newspapers and magazines devoted to specialized subjects has exploded while general interest publications are experiencing hard times.

         Logio has chosen to create a site that meets the needs of business people, and address some of the more well-documented functional problems that plague Internet users. For example, most search engines do not differentiate between the types of sites they search. Hence, a search initiated through a general interest portal is run against all the sites they have indexed, regardless of category. With literally billions of web pages on the Internet, the body of information that is being searched is too broad. Logio has assembled a team of editors that constantly combs the web to find only sites that deal with business topics. This means that a business person who searches using Logio has a much higher level of confidence that search results will come from sites that pertain to the area of interest.

          Because we are focusing solely on the "business subset" of the web, we can use a far more specialized and powerful search engine that addresses some common Internet user complaints. General web portals generally return lists of hundred or even thousands of potential pages for further review. As a result, Internet users may spend substantial time searching through the list of returned documents to find out which documents are relevant. This frequently requires the user to call up the referenced page and either visually scan the page or conduct another page search to find the specific reference in question.

         In contrast, Logio provides advanced search capabilities that display the desired search result "in context," surrounding several lines of text on either side of the search result. This allows the user to make some judgement of a web sites' value prior to leaving the Logio site to more fully examine the search result. While Logio's "hits-in-context" display is not its sole method of differentiating itself in the market, it is indicative of the attention management has paid to refining the Internet experience for the benefit of its users. For further information on other Logio advantages, see "Our Solution" below.

         Logio Markets. We believe business professionals will use Logio. The Internet is an interactive worldwide network of computers and data systems that allow its users to retrieve data, purchase products, send and receive communications and purchase or provide services. The Internet is based on a technology platform that incorporates a series of standards that allow computers in various locations and of various makes and models to communicate effectively with one another. The use of the Internet has grown substantially since it was first commercially introduced in the 1990s. Forrester Research Corporation estimates that by 2003, approximately 200 million business people will be using the Internet. The significant increase in the number of Internet users has resulted in a rapid increase in the number of advertisers, products and services on the Internet. Forrester estimates that approximately $3.3 billion was spent on Internet and online advertising in 1998, growing to approximately $22.6 billion by the year 2002.

         We believe Logio will become an important source not only for free content, but also for business information that can be purchased for delivery in electronic form from the Internet. According to a January 2000 study conducted by Forrester Research, the market for business information sold via the Internet will reach $11 billion by the year 2004.

         The magnitude of the business-to-business market, estimated to be at minimum $1.3 trillion by 2003, provides Logio with an avenue to focus on the needs of business people, regardless of industry, while most of the B2B websites focus on very tight vertical markets (such as steel, waste water treatment, chemicals). We believe that Logio's `horizontal' focus will create opportunities for networking and cooperation within the business-to-business marketplace.

         Our Solution. Business professionals use the Internet for many reasons -- to acquire needed information and/or knowledge, to make business connections, to obtain business tools and to make purchases. All these resources are currently available, but scattered about in traditional places and on the Internet. We seek to bring these solutions together at the Logio business information service. The Logio.com business portal has the resources to help business professionals quickly find information they seek:

     o A focused, targeted directory of comprehensive information, organized by occupation.
     o A powerful, superior search function that returns results in context and suggests related concepts.
     o    News and current events, updated constantly.

         Logio also adds the tools and services business professionals generally need to be efficient:

     o    Free email and Internet-based group calendaring and scheduling
     o    Travel services: city guides; hotel, car, airplane reservations
     o    Maps and directions
     o    Stock and financial information, portfolio tracking
     o    Weather information
     o    Financial calculators

         The guiding strategy that we use to achieve our objectives and differentiate ourselves from our competitors rests on a commitment to timely relevance, to providing today's business professionals with what they need, when they need it. This is achieved by constantly identifying and then consolidating in one place the content and services that business people use. Current components of Logio product and strategy include:

         Robust, Proprietary Business Directory. One of Logio's most useful and unique information resources is a proprietary business directory. The directory's organizational structure is simple, but unique. Sites are organized among broad industries, such as accounting, finance, marketing, sales, human resources and administration. Business professionals can scan the directory, find the right category tree, review the titles and abstracts of sites pertaining to a given subject, and find the ones that should help them get their job done. Logio's directory will start out with over twenty-five thousand hand picked business websites.

         "Hits in Context" Search Results. The Logio search engine overcomes one of the most tedious and time-consuming problems on the web. After you do a search, most search engines make you follow a hyperlink to see if search results really have what you wanted. Logio shows "hits in context." In other words, several lines of text surround the search terms you entered. This way, you can see at a glance if a hit is relevant without leaving the Logio site.

         Relevant Products, Services and Features. Because today's business people don't use the Internet just to find information, part of Logio's charter is to add features and functionality that will keep users there as much of the time as possible. Creating individual and group calendars, booking travel and airline reservations, checking the weather, getting directions and maps, using the free e-mail service, checking news, and keeping track of investments is just a start.

         Personalization. To develop product affinity with the target audience, Logio is flexible and able to adjust to the diverse needs of the business community. The ability to personalize the content stream and functional layout of the web pages enables the user to define a series of web pages tailored to their specific taste and needs.

         I-Commerce. There are times when needed information is simply not available for free. At other times, it is less expensive and more efficient to buy information than to search for it on the Internet. In both cases, the needed data can often be acquired from a publisher for a price. We are therefore exploring opportunities and technologies that will enable Logio to deliver pay-per-view access to a large and valuable library of business reports.

         Internationalization. Over the period between 2000 and 2002, our goal is to create, maintain and support a global presence and develop the ability to distribute content to all major geographies. We intend to make our service available in multiple languages and in multiple countries.

         Business Model / Revenue Generation. Unlike most other information services and e-commerce ventures, Logio's value proposition for its customers is based on convenience, control and choice rather than price. Logio offers its viewers control and personal management of the vast offerings for business information and related services. We plan to generate revenue from several key areas, including advertising, fee-based content, affiliate programs, e-commerce, co-branding relationships, sponsorships, licensing and merchandising.

         Technology Infrastructure. A successful business-to-business Internet site is available all the time. The Logio site architecture is state-of-the-art. Designed to be highly available, technically advanced and readily scalable, this hardware and software configuration can accommodate growth and flex to increased loads on virtually a moment's notice.

         Portfolio of Broadcast Platforms. Although the primary initial platform is the Internet, we are aggressively exploring content distribution to other devices, information appliances and platforms.

         Partnering. We expect to create long-term, mutually beneficial partnerships. These partnerships will focus on business media and technology companies who have a worldwide presence and/or content. We are seeking affiliations with companies that lend credibility to the Logio brand, and can benefit from our forward-looking strategies.

         Our Business Objectives and Strategy. Logio's objective is to be an indispensable service for business professionals competing in today's marketplace, thereby becoming a leading site on the Internet for business people. We expect to provide the most popular services and the most valuable content to our customers, with the goal of keeping them on our site for as many of their Internet-based activities as possible. We will continue to pursue a convergent media strategy so that we can give business professionals instant access, anywhere and anytime, to information and services. By supplying them with cutting edge, comprehensive content, combined with useful features and powerful tools that can be personalized to meet individual needs, we believe that Logio will offer today's connected business professional a competitive edge.

         Our research shows that business people typically fall into a highly desirable demographic profile. They are often well-educated, and possess both disposable income and business budget dollars to spend on personal and business purchases. As such, they represent a target market that advertisers have historically been willing to pay a premium to reach. By tailoring our destination website to meet the needs of this target market, we believe we will be able to more quickly generate revenues. According to Zona Research, focused portals and directories will have an increased impact on the revenues and advertising expenditures on the Internet. During the next five years online directory spending for focused portals and directories should increase from 10% of the overall Internet advertising budget to 80% of the overall Internet advertising budget.

         We believe that, as business people become increasingly familiar with and dependent on the Internet for information, the market for "paid" content will continue to accelerate. Logio is positioning itself, from both a technological and a strategic relationship standpoint, to capitalize on this trend.

         We intend to achieve our business objectives using the following strategies:

                  Position Logio as the premier Internet destination for business professionals. We are developing a comprehensive and strategic brand strategy that we expect will position Logio as the premier business information service. Through advertising, we are working to develop market awareness of our product, and provide strong site traffic. We believe that the site experience will be such that users will develop loyalty to the brand.

                  Increase Logio Brand Recognition. We believe brand recognition on the Internet will be crucial to the growth of Logio. We will actively seek to develop relationships with companies whose brands will lend credibility and momentum to ours.

         Sales and  Marketing.  We  expect  that  Logio  will  generate  a large percentage of its initial revenue from sales of advertising on the site. The more rapidly we can develop traffic to the site, the more rapidly we will be able to increase advertising sales. Our ability to fund an aggressive advertising program that will promote Logio is important. This campaign will consist of both online and offline components. The online campaign will include banners and sponsorships, and the offline campaign will include radio, newspaper, outdoor and funds permitting, television. The company's key partner in developing the advertising strategy in an internationally recognized firm, Pittard / Sullivan, headquartered in Los Angeles, California.

         Logio's public relations efforts are geared towards developing strong interest in the site. The company will undertake a full scale publicity campaign at launch, targeting online, print, and broadcast press for maximum exposure and site traffic. Our key partner in developing the public relations strategy is Bailey Gardiner Communications, whose headquarters are in San Diego, California.

         The site's "personalization" database is expected to occupy increasingly greater importance in the marketing strategy. When users come to the Logio site, they have the option of `customizing' or `personalizing' the view of the site that they see. This means that they can choose which industry news feeds they require, what maps and weather reports are first available, and similar customized functionalities. Some of the information that we will ask for includes occupation, business type, and industry and information. While providing this kind of information makes the site all the more useful to the individual user, it also makes our customers more valuable to advertisers. We will be able to provide e-mail updates on a periodic basis, and offer specials based on user preferences.

         Customer Support and Services. We believe that our Internet site should be available virtually all the time. The customer support and services aspect of the company is therefore reliant on a round-the-clock team that constantly monitors the operations of the Logio website.

         Competition. Our market is new, very competitive and subject to rapid technological and content change. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter our markets. A number of companies are now participating in the development and operation of portals. For the sake of this discussion, we have divided them into three categories:

--------------------------------------------------------------------------------
       Type         Mega Portals      General Portals        Business Portals
--------------------------------------------------------------------------------
       Examples     AOL               Lycos                  Dowjones.com
                    Yahoo!            GO                     BizProLink
                    MSN               Snap                   VerticalNet
                                      Excite                 Brint.com
                                                             Office.com
--------------------------------------------------------------------------------

         The Mega Portals focus on satisfying the needs of every internet user. They are large, well-funded and established companies that have millions of daily users. Each has a section devoted to business.

         The General Portals compete with the Mega Portals for a share of the consumer market. The difference between general and mega portals is primarily related to prominence in the market. For example, GO (owned by Disney) recently announced that they were refocusing their efforts and would be refocusing their site on Entertainment and Recreational activities. This decision occurred after spending a year trying to grow the number of unique visitors to the site. We believe that Go's decision is a good indicator of the trend towards specialization on the Internet.

         Business Portals can be broken down into three different groups. The first group represents the Internet presence of an established print publication. The second group specializes in delivering information to highly specialized vertical markets. The third and final group is focused on meeting the needs of small businesses.

         Several of the participants in each of these market sectors have established web presence and brands, and have been offering their services for a number of years. The increased use and visibility of Logio will depend, in large part, on our ability to continue adding content and services to our site, maintaining operational performance levels, and effectively marketing our product. We also believe it will be essential for us to develop long-term business alliances with parties with which we can enter into strategic relationships. We believe we will need to make significant investments in research and development in order to keep up with the technological and operational demands imposed by the anticipated ongoing developments in the Internet.

         At the present time, we have not identified any other companies that are using precisely the same approach as Logio, or are targeting the horizontal market as we are. Nonetheless, there is always the potential that other, larger interests will choose to enter the market we are developing, or that a new market may emerge. We may not be able to compete effectively with current and future competitors.

         Product Development.

          The existing Logio site represents and investment of approximately $3.5 million in equipment, software, interface design, underlying application development software, and general costs. The site is connected to the Internet using Cisco gear, and is hosted by Qwest communications. The technology selection process for the site is governed by several fundamental principles.

     o Internet users want sites to be up constantly, and to load fast. Hardware is chosen and code is written accordingly.
     o The site must be easily and quickly expanded or modified without adversely affecting performance.
     o Equipment and software is supplied by manufacturers with proven track records and a commitment to timely and effective support.
     o    The solution must be cost effective.

         We elected to use Sun Microsystems Enterprise computers for the core hardware. These systems have been proven in Internet applications. They are also readily available should we need to either grow the system quickly, or if a system should fail. All systems are built using standard components, such that all hard drives in all systems are the same. This means we have a consolidated inventory list for field service, and enables us to reuse or re-purpose individual systems or components as the need demands.

         In addition to our proprietary application software, the Logio site uses iPlanet's (formerly the Sun/Netscape Alliance) Application and Enterprise Servers, Oracle's 8I Parallel Database Server, the Veritas Volume Management System, and Dataware's InQuery Search and Retrieval engine.

         Our initial target platform for distribution of business relevant information and services is the Internet. Logio will aggressively develop distribution capabilities for other digital-enabled devices. These may include; Intranet, personal digital assistants (PDA), pagers, cellular and smart phones, electronic books, global positioning systems (GPS), set top boxes and traditional broadcast channels.

         Our ability to successfully develop and release new products and enhancements to Logio in a timely manner will be subject to a variety of factors, including our ability to solve technical problems and test products, the availability of financial, sales and management resources, and other factors, some of which we may not be able to control. We may experience difficulties that could delay or prevent our successful development, introduction or marketing of new products and enhancements.

         Material Contracts. We are a party to the following material contracts and arrangements:

         Brigham Young University License. On February 14, 1997 we signed a master license agreement with BYU, under which we obtained the exclusive worldwide rights to use, develop, manufacture, market, and modify the WordCruncher technology. BYU retained the ownership rights to any improvements to the WordCruncher technology that we develop. We issued BYU (and certain individuals who developed the licensed technology while they were employed by
BYU) 110,742 shares of common stock for this license. In July 1998, we issued BYU an additional 434,019 shares of common stock in connection with our acquisition of WordCruncher Publishing Technologies. The WordCruncher technology constitutes the core search technology we use in our "Logio" product.

         The term of this license is for as long as allowed by law, but it may be terminated if we materially breach the license. We are required to pay BYU a royalty of 3% of our adjusted gross sales. Annual minimum royalties began in January 1999, and $20,000 was due for 1999. The minimum royalty payments increase annually and, in 2002, will be capped at $150,000. In addition, when we acquired the License, BYU had already sublicensed the technology to several other parties for royalty payments ranging from 3% to 8% of the sublicensee's gross sales. Under the term of the license, we are required to pass through to BYU 50% of the royalty payments we receive from these sublicenses.

         Dataware License. In July 1999 we signed a three year source code software license agreement with Dataware Technologies, Inc. granting us access to code for Dataware's proprietary search engine technology. We intend to blend this technology with our search technologies as we continue to develop our overall product line. The license has a two year renewal option and cost us $350,000. In connection with this agreement, we also signed a Consulting
Agreement with Acsiom Inc., an affiliate of Dataware, to provide consulting services relating to the integration of the Dataware search engine into our existing technology, including our business professional portal site. This agreement requires us to pay hourly developer consulting fees ranging from $100
- $150 per hour.

         Pittard Sullivan Contract. In July 1999 we retained Pittard Sullivan, a marketing communications company in the media and entertainment industries, to provide us with brand strategy, brand identity and site design consulting services. Brand strategy and identity efforts include the development of the brand vision, brand mission, brand positioning policies, and an articulation of our core branding values. Site development consulting efforts include creative conceptualization and strategic analysis, design creation, production and implementation, and testing. This contract runs through year end 1999 and has cost $365,000.

         Digital Boardwalk Agreement. In June 1999 we signed a strategic agreement with Digital Boardwalk, a commercial website developer and e-commerce specialist, to integrate business information resources and services offered within our portal site for business professionals. Components of this effort include specifications and development of user services and features, web application flow, site security, third-party data sources, and methods for connecting the application to our existing data infrastructure. The contract was for $50,000 and expired in July, 1999. We are currently negotiating an additional contract with Boardwalk that will be for approximately $200,000.

         Purchase Agreement. In February and March 1999, we sold 6,300 shares of our newly designated Series A Preferred Stock to eight investors under the terms of a purchase agreement. We received a total of $6.3 million in the transaction. After we paid the expenses of the placement agent ($378,000) and our other expenses for the transaction ($15,000), we netted $5,907,900 from the sale. In connection with the transaction, we also issued warrants to both the purchasers and the placement agent and granted those parties certain registration rights for the shares of common stock they can acquire by converting the Series A Preferred Stock and exercising the warrants.

         Columbia Financial Group Services Agreement. In January 1999, we entered into a services agreement with Columbia Financial Group. Columbia provides investor relations services for a number of public companies, particularly those companies that are involved in the Internet business. Under the agreement, we agreed to grant Columbia warrants to purchase for five years up to 200,000 shares of our common stock for $5 per share.

         Sierra Systems Consulting and Development Agreement. In September 1999, we entered into a consulting and development contract agreement with Sierra Systems Consultants, Inc. Under the terms of the agreement, Sierra provides web site development support services for launching our web site, including the development, delivery, testing and debugging of our web site technology. We are required to pay a fixed price of $500,000 in exchange for these services, to be paid in four installment payments based upon meeting certain milestones.

         Veritas Software Financial Agreement. In November 1999, we entered into a software purchase agreement with Veritas Software. Under the agreement, we are purchasing software products that will be used in the delivery of our web site for $60,830. The purchase price must be paid in full by May 2000.

         Netscape Software Financial Agreement. In November 1999, we entered into a software purchase agreement with Netscape. Under the terms of the agreement, we are purchasing software products, including maintenance services, for the delivery of our web site. The purchase price for the software products and maintenance services is $268,068.72, which must be paid in full by November 2000.

         Oracle Software Agreement. In November 1999, we entered into a software license agreement with Oracle Corporation. Under the terms of the agreement, we have a non-exclusive license to use certain Oracle software products which manage our database. The purchase price under the license agreement is approximately $257,000, which is paid in four quarterly payments after an initial payment and includes support services for one year. The term of the agreement is for two years, with a November 2001 expiration date.

         Sun Microsystems License Agreement. In December 1999, we entered into a master lease agreement with Sun Microsystems Finance. Under the lease agreement, we lease the server equipment necessary to host our web site. The term of the lease is for two years, with a December 2001 expiration date. The monthly payments under this agreement are approximately $28,500 per month, for the two year period.

         Qwest Dedicated Internet Access Service Agreement. In January 2000, we entered into an internet access agreement with Qwest Internet Solutions, Inc. Under the terms of the agreement, Qwest hosts and provides internet access to our web site for a monthly fee of $2,200 and variable charges based on usage of our site. The term of the agreement is for two years, expiring in January 2002, but automatically renews for successive two year terms unless either party gives 60 days notice prior to the expiration date.

         Netdotworks Consulting and Support Agreement. In February 2000, we entered into a consulting and support agreement with Netdotworks, Corporation. Under the agreement, Netdotworks provides web site administration and management consulting and support services for our web site. We are required to pay $90,000 per month for the initial 120 day term. Upon expiration of the initial 120 day term, we have the option to extend the agreement for an additional 240 day term, or on a month to month basis until February 2001.

         DoubleClick, Inc. DART Service Agreement. In February 2000, we entered into an agreement with DoubleClick Inc. Under the terms of the agreement, DoubleClick provides advertisement delivery services for our web site. We are required to pay monthly service fees based on the number of banner impressions that are delivered to our web site through the service. The agreement expires in December 2000, after which we would have to renegotiate a new agreement with DoubleClick if we wished to continue receiving the services.

         Corporate Development. Our predecessor in interest was incorporated in the State of California on May 2, 1997, as Dunamis, Inc. Dunamis, Inc. was formed for the purpose of publishing and marketing books and audio and video tapes. On June 25, 1998, Dunamis, Inc. completed a merger with a Nevada corporation that had been created for the sole purpose for changing Dunamis, Inc.'s domicile from California to Nevada. On July 14, 1998, the surviving entity in that transaction completed a merger with WordCruncher Publishing Technologies, Inc., formerly known as Redstone Publishing, Inc., a Utah corporation. The Nevada corporation was the surviving entity in that transaction and, as part of the transaction, changed its name to "WordCruncher Internet Technologies, Inc."

         Patents, Licenses and Intellectual Property. Our success will depend, in part, on our ability to obtain and protect patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and other countries. We intend to file patent applications relating to our technology, products and processes as the need arises. However, any of these patents or patent applications could be challenged, invalidated or circumvented by our competitors.

         If we were to become involved in a dispute regarding our intellectual property, we may have to participate in interference proceedings before the United States Patent and Trademark Office to determine who has the first claim to the rights involved. We could also be forced to seek a judicial determination concerning the rights in question. These types of proceedings can be costly and time consuming, even if we eventually prevail. If we did not prevail, we could be forced to pay potentially significant damages, obtain a license to the technology in question, or stop commercializing a certain product.

         We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property rights. These other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against those parties.

         We have adopted a policy of requiring our employees and collaborators to execute confidentiality agreements when they commence employment or consulting relationships with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of his or her relationship with us is to be kept confidential and not disclosed to third parties, except under certain specific circumstances. In the case of employees, the agreements also provide that all inventions conceived by the individual in the course of his or her employment will be our exclusive property.

         Employees. As of March 20, 2000, we had 23 employees 19 independent contractors. Approximately 20 of our employees are engaged in development activities, 10 are engaged in operational activities, 6 are engaged in administrative and finance functions, and 6 are engaged in sales or marketing. Our employees are not presently covered by any collective bargaining agreement. We believe our relations with our employees are good, and we have not experienced any work stoppages.

Item 2.  Properties.

         On December 31, 1999, we leased 3,600 square feet of administrative, office and developmental space at the Town Square Professional Plaza in Draper, Utah 84020. On March 21, 2000, we amended the lease to include an additional 1,800 square feet of administration and development space, and the term of the lease is from March 15, 1999 until March 31, 2002. Beginning on April 1, 2000, the rental for the space will be $5,728 per month, which we believe is typical for similar premises in the area. We believe that our current office space is adequate for our needs.

Item 3.  Legal Proceedings.

         We are not a party to any proceeding or threatened proceeding as of the date of this annual report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         Since July 1998, our common stock has been traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "WCTI." Standard Registrar and Transfer Company, Inc. currently, acts as transfer agent and registrar for the common stock. The following table presents the range of the high and low bid prices of our common stock as reported by the Nasdaq Trading and Market Services for each of the periods indicated. The quotations shown below represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions:

        Year         Quarter            High            Low
      ---------  -------------------  -----------  -----------
        1999      First Quarter         $36.25        $ 4.78
                  Second Quarter        $ 7.81        $ 3.56
                  Third Quarter         $ 6.13        $ 3.63
                  Fourth Quarter        $ 5.75        $ 3.19

                  First Quarter         $14.00        $ 5.75
        2000      (through 3/20/00)

         There were approximately 147 holders of record of our common stock and 8 holders of record of our Series A Preferred Stock as of December 31, 1999.

         We have never declared or paid any cash dividends on our common stock. We do not intend to pay any cash dividends on our common stock for the foreseeable future.

         The following discussion describes all securities we have sold within the past three years without registration:

         On May 16, 1997 we issued 1,500,000 shares of WordCruncher Publishing common stock for $1,500 in cash to Carol N. Purcell and Wilford Purcell, the founders of Dumanis, Inc. In July 1998, these shares were exchanged for 1,500,000 shares of WordCruncher Internet Technologies common stock.

         Beginning on May 15 and ending on June 11, 1997, we sold, in exchange, 1,500,000 shares of common stock at $.05 per share, for an aggregate offering amount of $75,000 pursuant to Rule 504 of Regulation D of the Securities Act.

         On July 14, 1998, the Company issued an aggregate of 2,433,334 shares of common stock to the stockholders of WordCruncher Publishing in a merger of that company into ours.

         On July 1, 1998, we issued 13,500 shares of common stock, valued at $13,000, to M. Daniel Lunt, one of our officers and directors, in satisfaction of a note we issued to Mr. Lunt.

         On October 30, 1998 we issued an aggregate of 39,000 shares of common stock, for $70,200, to four individuals in consideration for services they provided to us. Specifically, 29,000 restricted shares were issued to Timothy J. Riker, 5,000 shares to Peter T. Stoop, and 5,000 shares to Robert J. Stevens.

         In October 1998, we issued 13,000 shares of common stock to Jeffrey B. Peterson to acquire certain intellectual property rights held by Mr. Peterson. We valued those shares at $24,000.

         In November 1998, we issued 25,000 shares of common stock to Universal Business Insurance in satisfaction of insurance premiums we owed to it. We valued those shares at $25,000. On December 7, 1999, we converted approximately $26,000 of debt to Universal Business Insurance into 8,000 shares of our common stock, which we valued at $3.25 per share.

         On February 8 and March 15, 1999, we issued an aggregate of 6,300 shares of Series A Convertible Preferred Stock to eight persons pursuant to a purchase agreement. The Series A Convertible Preferred Stock was issued for an aggregate of $6.3 million. Through March 2000, all of the holders of the issued Series A Convertible Preferred Stock elected to convert such preferred stock into 625,000 shares of our common stock. We have issued an additional 727,756 shares of our common stock to our Series A Convertible Preferred Stockholders pursuant to the provisions of the purchase agreement by which the preferred stock was purchased. We also issued 61,650 shares of our common stock to our Series A Convertible Preferred Stockholders through March, 2000, as a cumulative dividend.

         In June, 1999 we issued 2,000 shares valued at $22,000 to two of our former employees in connection with their termination of employment with us.

         During fiscal year 1999, our employees exercised a total of 4,000 options at an exercise price of $.10 per share. In each of January and March, 2000, we issued an additional 2,000 shares, for a total of an additional 4,000 shares, upon the exercise of options held by our employees at an exercise price of $.10 per share.

         In January, 2000, Columbia Financial Group exercised its warrant in part and purchased from us 100,000 shares of our common stock at a price of $5.00 per share.

         In March, 2000, Cardinal Capital and three of its assignees exercised its warrant to purchase an aggregate of 58,000 shares of our common stock at an exercise price of $7.00 per share.

         In connection with each of these isolated issuances of our securities, we believe that each purchaser (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws,
(iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under ss.ss. 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


Item 6.  Selected Financial Data.

         The financial information set forth below with respect to our statements of operations for each of the years in the two-year period ended December 31, 1998, and with respect to our balance sheets at December 31, 1997 and 1998 is derived from the financial statements that have been audited by our former independent certified public accountants, Crouch, Bierwolf & Chisholm, and is qualified by reference to such financial statements and notes related thereto. The financial information set forth below with respect to our statements of operations for the one-year period ended December 31, 1999, and with respect to our balance sheet at December 31, 1999 is derived from the financial statements that have been audited by our current independent certified public accountants, Grant Thornton, and is qualified by reference to such financial statements and notes related thereto. The following selected financial data should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Result of Operations."


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                            1999             1998            1997
                                                      -------------    -------------    -------------
Revenues:
  Product Sales..................................     $     15,289     $     32,884     $     16,034
  Contract research revenues, royalties and
    license fees                                             8,066           49,794            8,450
                                                      -------------    -------------    -------------
      Total revenues.............................           23,355     $     82,678     $     24,484
  Cost of sales & royalties......................           15,071     $     15,864     $        806
                                                      -------------    -------------    -------------
Gross Profit (loss)                                          8,284           66,814           23,678

Operating costs and expenses:

  Research & development.........................        1,198,546          266,563          126,281
  Sales & marketing..............................          953,708           34,554            5,274
  General & administrative.......................        1,340,486          217,318          206,874
  Depreciation & amortization....................          179,169           10,406            6,419
  Compensation expense for common stock and
    options                                              1,452,610                -                -
                                                      -------------    -------------    -------------
      Total operating expense....................        5,124,519          528,841          344,848
                                                      -------------    -------------    -------------

Operating loss...................................       (5,116,235)        (462,027)        (321,170)

Other income and (expense)
  Interest income and other, net.................          196,310            7,276            3,077
  Interest expense...............................           (9,955)         (28,158)         (17,125)
                                                      -------------    -------------    -------------
      Total other income and (expense), net......          186,355          (20,882)         (14,048)

Loss before income taxes.........................       (4,929,880)        (482,909)        (335,218)

Provision for income taxes.......................                -                -                -
                                                      -------------    -------------    -------------
Net loss.........................................     $ (4,929,880)    $   (482,909)    $   (335,218)
                                                      =============    =============    =============

Deduction for dividends and accretion............       (6,469,861)               -                -
                                                      -------------    -------------    -------------
Net loss attributable to common stockholders.....     $(11,399,741)    $   (482,909)    $   (335,218)
                                                      =============    =============    =============

Basic and Diluted loss per common share..........           $(0.96)          $(0.08)          $(0.61)

Weighted average outstanding shares..............       11,879,919        6,100,679          545,535
                                                      =============    =============    =============

Balance Sheet Data:

Cash and cash equivalents........................     $  1,055,371     $    425,702     $     10,369
Total Assets.....................................        4,769,737          623,617          139,928
Long term liabilities, including current portion.          553,333          147,620          342,272
Deficit accumulated during the development stage.      (12,217,868)        (818,127)
Total Stockholders' Equity (deficit).............        3,164,054          441,084         (208,943)

See Notes to Financial Statements for information concerning the computation of per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

         Overview. We are a development stage company and our initial product, has only recently been available for use in the marketplace. We launched on website at www.logio.com on March 19, 2000. We are continuing to develop and market Logio for the business professional.

         We have devoted most of our resources since inception in November 1996 to the research and development of Logio and are now beginning to expend additional resources on the development of brand awareness of "Logio." As of December 31, 1999, we had an accumulated earnings deficit of $12,217,868. We expect our operating losses to continue until we develop a sufficient customer and advertising base to cover our operating expenses.

         Reverse Acquisition Treatment. Our predecessor in interest was incorporated in the state of California on May 2, 1997, as Dunamis, Inc. Dunamis was formed for the purpose of publishing and marketing books and audio and video tapes. On June 25, 1998, Dunamis completed a merger with a Nevada corporation that had been created for the sole purpose of changing Dunamis' domicile from California to Nevada. On July 14, 1998, the surviving entity in that transaction completed a merger with WordCruncher Publishing Technologies, Inc., formerly "Redstone Publishing, Inc.", a Utah corporation that was formed in November, 1996. The Nevada corporation was the surviving entity in that transaction and, as part of the transaction, changed its name to "WordCruncher Internet
Technologies,   Inc."  At  the  time  of  the  merger,  WordCruncher  Publishing
Technologies held the rights to a significant portion of the intellectual property upon which our site was initially designed. As a result of the merger, the former shareholders of WordCruncher Publishing Technologies, Inc. also obtained a majority of the voting power of the combined companies. Accordingly, in conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse acquisition." Consistent with reverse acquisition accounting treatment, our accounting statements are the financial statements of WordCruncher Publishing Technologies, Inc. and differ from the financial statements of Dunamis, Inc.

         Stock Split and Change in Par Value. In July 1998, we authorized a 3 for 1 forward stock split. We have retroactively restated our financial statements to reflect that stock split. In connection with the reverse merger with Dunamis, we also changed the par value of our common stock to $.001. That change has also been retroactively applied in our financial statements. Unless otherwise noted in this prospectus, all share amounts reflect the forward stock split.

         Results of Operation. The following summarizes the results of our operations for the years ended December 31, 1999 and 1998 and 1997.

                                                     Year Ended December 31,
                                                     -----------------------
                                              1999          1998        1997
                                         ------------  -----------  -----------
Revenues                                     $23,355      $82,678       24,484

Cost of sales                                 15,071       15,864          806
                                         ------------  -----------  -----------
Gross profit (loss)                      $     8,284      $66,814      $23,678

Research & development                     1,198,546      266,563      126,281
Sales & marketing                            953,708       34,554        5,274
General & administrative                   1,340,486      217,318      206,874
Depreciation & amortization                  179,169       10,406        6,419
Compensation expense for common stock
and options                                1,452,610            -            -
                                         ------------  -----------  -----------

Total operating expense                    5,124,519      528,841      344,848

Operating Loss                           $(5,116,235)    (462,027)    (321,170)

Interest income                              196,310        7,276        3,077
Interest Expense                              (9,955)     (28,158)     (17,125)
                                         ------------  -----------  -----------
Total interest income (expense)              186,345      (20,882)     (14,048)

Net loss                                 $(4,929,880)  $ (482,909)  $ (335,218)
                                         ============  ===========  ===========

         Our expenses have exceeded our revenues for each fiscal period since our inception. The revenues we have generated to date have been nominal and almost exclusively related to product sales and licensing fees for our personal computer based version of our software. Those revenues will continue to decrease as we switch our development and marketing emphasis to an Internet version of Logio. Accordingly, we believe a comparison of the results of our operations on a period-by-period basis is of limited benefit. We expect that, as we continue to implement our business plan, our revenues will grow, along with the burdens generally associated with larger revenues, including increased expenses for our managerial, accounting and technical personnel.

         Comparison of Year End Periods. Following is a comparison of our operating results for the year ended December 31, 1999 with the year ended December 31, 1998:

                  Revenue. Revenues decreased $59,323 from $82,678 for the year ended December 31,1998, to $23,355 for the year ended December 31, 1999. This 72% decrease was due to the discontinuation of our PC-based product and our intense focus on the development of our Logio.com site which has only recently become available to the marketplace.

                  Costs of Revenues. Cost of revenues remained relatively flat with 1998 cost of sales amounting to $15,864 and 1999 amounting to $15,071. This slight decrease in cost of sales in the face of significant declines in revenue is attributed to the added cost of discontinuing our PC based lines.

                  Research & Development. Research and development expense increased nearly 450% from $266,563 in 1998 to $1,198,546 in 1999. This was due to the significant level of expenditure involved in the development of our Logio.com site over the past 12 months.

                  Selling Expenses. Sales and marketing expenses also increased significantly from $34,554 in 1998 to $953,708 in 1999, an increase of nearly 2800%, as we prepared to and initiated the sales effort in connection with our Logio.com site. Nearly 50% of these monies were spent in connection with our advertising and branding campaign with Pittard Sullivan and a majority of the balance was devoted to salaries and marketing fees.

                  General and Administrative. General and administrative expense increased significantly in 1999, as we increased staff in preparation for commercial operations. During 1999, as compared to 1998, our general and administrative expenses increased 617% to $1,340,486 from $217,138.

                  Depreciation and Amortization. Depreciation and amortization expense increased from $10,406 in 1998 to $179,169 in 1999 primarily due to the additional property, equipment and software that we acquired in 1999 to support our website operations.

                  Total Operating Expenses. Total operating expenses increased $4,595,678 from $528,841 in 1998 to $5,124,519 in 1999. This 969% increase in operating expenses resulted in an operating loss for 1999 of $5,116,235, an increased loss of $4,654,208 over the 1998 loss of $462,027.

                  Other Income. Other income increased from $7,276 in 1998 to $196,310 in 1999, a 2700% increase, as interest and dividends on invested cash increased significantly based on higher cash balances associated with the cash proceeds received from the Series A Preferred Share offering. These cash balances are temporarily invested pending their ultimate use in funding development activities.

                  Interest Expense. As a result of decreased borrowing, our interest expense decreased from $28,158 in 1998 to $9,955 in 1999.

                  Net Loss. Our net loss for 1999 grew $4,446,971 to $4,929,880, compared to a loss of $482,909 for 1998 as a result of our increased costs and expenses related to the research, development and implementation of our Logio.com website operations.

                  Net Loss Attributable to Common Shareholders. Giving effect to the beneficial conversion feature of our Series A Preferred Share offering, our total loss attributable to common shareholders was $11,399,741 in 1999. This resulted in an increase to additional paid in capital and a corresponding accumulated increase in deficit. This was the first year that the beneficial conversion feature was available to the preferred stockholders.

         Quarterly Trends. We do not anticipate significant "seasonal" changes in our operations. We expect revenues to grow consistently over the next five years, but we believe they should grow reasonably even from quarter to quarter. We believe revenues will come initially from advertising sales at our site. We believe we will generate additional revenues through our partnership arrangements with other sites that use Logio in other commerce-related areas over the Internet and through the sale of information through the Logio site.

         Liquidity and Capital Resources. Since our inception, we have funded our cash requirements through debt and equity financings. We have used the funds from those transactions to fund our investment in the development of our Logio.com business information site, provide working capital and for general corporate purposes. As of the year ended December 31, 1997, we had total assets of $139,928, and total liabilities of approximately $348,872, resulting in a negative net worth of $208,943. Our operating losses totaled $335,218. These losses were funded primarily by related party loans, which were backed by a revolving bank line of credit. In connection with the merger between WordCruncher Publishing Technologies, Inc. and Dunamis, Inc. in July 1998, we obtained a significant new source of operating capital. At the time of the merger, Dunamis, Inc. held cash reserves of approximately $1 million, and had no liabilities. As a result of that transaction, our total assets for the year ended December 31, 1998 were $623,617, including cash or cash equivalents of $425,702. Our liabilities totaled $182,533, resulting in a stockholders equity of $441,084, including an operating loss of $482,909 for the year ending December 31, 1998. Cash provided by financing activities in 1999 included $6.3 million, from our sale of our Series A Preferred Stock to eight investors. Our expenses for the offering totaled $392,100, resulting in net proceeds to us of $5,907,900. As a result, as of December 31, 1999, we had total assets of $4,769,737. Our total liabilities as of that date were $1,605,683 and our stockholders' equity was $3,164,054. This includes an increase to accumulated deficit of $6,469,861 and a corresponding increase to paid-in capital in recognition of the beneficial conversion feature of our convertible preferred shares issued during the period. We used $2,986,246 in cash for operations. Cash was used to pay salaries related to development, marketing and administrative personnel, building operating lease and other operating payables. Cash was used in investing related activities, including $1,260,831 in property and equipment purchases and purchases of short-term investments totaling $1,454,207. Our cash, cash equivalents and short term investments at December 31, 1999 totaled $2,517,518.

         A summary of our audited balance sheets for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                               1999         1998         1997
Cash and Cash Equivalents and Short-        -----------  -----------  ----------
   Term Investments                         $2,517,518    $425,702     $10,369
Current Assets                              $2,833,391    $425,702     $15,369

Total Assets                                $4,769,737    $623,617    $139,928

Current Liabilities                         $1,352,333    $170,919    $321,307
Total Liabilities                           $1,605,683    $182,533    $348,872

Total Stockholders' Equity                  $3,164,054    $441,084    $(208,943)
Total Liabilities & Stockholders' Equity    $4,769,737    $623,617    $139,928


         We have the resources to continue our product development efforts, commence commercial operations and to initiate our sales, marketing and promotional activities for Logio through the end of the third quarter of 2000, based upon our current estimates of projected expenditures during the period. We operate in a very competitive industry that requires continued large amounts of capital to develop and promote its products. Many of our competitors have significantly greater capital resources. We believe it will be essential to continue to raise additional capital, both internally and externally to compete in this industry.

         Our need to raise external capital in the future will depend upon many factors, including, but not limited to, the rate of sales growth and market acceptance of our product lines, the amount and timing of our necessary research and development expenditures, the amount and timing of our expenditures to sufficiently market and promote our products and the amount and timing of any accessory new product introductions. In addition to accessing the public equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. However, there can be no assurance that we will be able to access the capital we need.

         We currently estimate that we will require between $25 and $30 million to develop our products and launch our operations in accordance with our business plan through 2002. The actual costs will depend on a number of factors, including

     o our ability to negotiate favorable prices for purchases of necessary portal components,

     o    the number of our customers and advertisers,

     o    the services for which they subscribe,

     o    the nature and success of the services that we offer,

     o    regulatory changes, and

     o    changes in technology.

         In addition, our actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Accordingly, there can be no assurance our actual financial needs will not exceed the amounts available to us.

         To the extent that we acquire the amounts necessary to fund our business plan through the issuance of equity securities, our then-current shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive and economic downturns.

         Recent Accounting Pronouncements . In June 1998, Statement of Financing Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was released. The Statement requires recognition of all derivatives as either assets or liabilities on a company's balance sheet and the measurement of those instruments at fair market value. The Statement provides for the accounting treatment of changes in the fair value of a derivative depending on the planned use of the derivative and the resulting designation. We are required to implement the Statement in the first quarter of fiscal 2000. We have not used derivative instruments, however, and we believe that the impact of the adoption of this Statement will not have a significant effect on our financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The Statement is effective for fiscal years beginning after December 15, 1998. The statement provides guidance and accounting for the cost of computer software developed or obtained for internal use by a company. We adopted this Statement on January 1, 1999, but do not believe that it will have a significant effect on our financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of Statement of Position 97-2." The Statement of Position 98-4 defers for one year the application of certain provisions of Statement of Position 97-2, "Software Revenue Recognition." Different informal and non-authoritative interpretations of certain provisions of Statement of Position 97-2 have been printed and, as a result, the American Institute of Certified Public Accountants issued Statement of Position 98-9 in December 1998 which is effective for periods beginning on or after March 15, 1999. Statement of Position 98-9 extends the effective date of Statement of Position 98-4 and provides additional interpretative guidance. The adoption of Statement of Position 97-2, Statement of Position 98-4, and Statement of Position 98-9 have not have and are not expected to have a material impact on our results of operations, financial position or cash flows. However, due to the uncertainties related to the outcome of these amendments, we cannot determine the impact of the Statement on our future financial results.

         Statement of Financial Accounting Standards, or SFAS, No. 130, "Reporting Comprehensive Income," requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We adopted the provisions of SFAS No. 130 beginning January 1, 1998, as required. Our comprehensive losses and net losses are not materially different for all periods presented.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We adopted the provisions of SFAS No. 131 for the year ending December 31, 1998 as required. Currently, we do not believe we have any separately reportable business segments or other disclosure information required by the Statement.

         New Accounting Pronouncements. We have reviewed all recently issued, but not yet adopted, accounting standards to determine their effects, if any, on our results of operations or financial position. Based on our review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Item 8.  Financial Statements and Supplementary Data.

                                     WORDCRUNCHER INTERNET TECHNOLOGIES, INC.

                                           INDEX TO FINANCIAL STATEMENTS



                                                                                            Page
                                                                                            -----
INDEPENDENT AUDITORS' REPORTS

    Report of Grant Thornton LLP, independent certified public accountants
        on the December 31, 1999 financial statements                                         F-2

    Report of Crouch, Bierwolf and Chisholm independent certified public accountants
        on the December 31, 1998 and 1997 financial statements                                F-3


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets as of December 31, 1999 and 1998                                           F-4

    Statements of Operations for the Years Ended
        December 31, 1999, 1998, 1997, and cumulative amounts since inception                 F-5

    Statement of Stockholders' Equity for the Years Ended
        December 31, 1999, 1998, 1997, and cumulative amounts since inception                 F-6

    Statements of Cash Flows for the Years Ended
        December 31, 1999, 1998, 1997, and cumulative amounts since inception                 F-9

    Notes to Financial Statements                                                            F-11

                             REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
WordCruncher Internet Technologies, Inc.


         We have audited the accompanying consolidated balance sheet of WordCruncher Internet Technologies, Inc. (a development stage company), as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements, audited by other auditors, for the period from November 5, 1996 (inception) to December 31, 1998 reflect total revenues and net loss of $107,162 and $818,127, respectively, of the related totals. Our opinion insofar as it relates to the cumulative amounts since inception included for such prior period, is based solely on the report of other auditors.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of WordCruncher Internet Technologies, Inc. (a development stage company), as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

The Company is in the development stage as of December 31, 1999. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development plan and its transition, ultimately, to attaining profitable operations, is dependent upon obtaining adequate financing to fulfil its development activities and achieving a level of sales adequate to support the Company's cost structure.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred consolidated cumulative net losses attributable to common stockholders of $12,217,868 since inception of operations. This factor, among others, as discussed in Note B to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/GRANT THORNTON LLP
Salt Lake City, Utah
March 6, 2000

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders of WordCruncher Internet Technologies, Inc.



We have audited the accompanying consolidated balance sheets of WordCruncher Internet Technologies, Inc. (a development stage company) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996 and from inception of the development stage on November 5, 1996 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WordCruncher Internet Technologies, Inc. (a development stage company) as of December 31, 1998 and 1997 and the results of its consolidated operations and cash flows for the years ended December 31, 1998, 1997 and 1996 and from inception of the development stage on November 5, 1996 through December 31, 1998 in conformity with generally accepted accounting principles.



Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
January 21, 1999

                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                                            CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                                      ASSETS
                                                                                  1999             1998
                                                                            ----------------  -------------
Current assets
    Cash and cash equivalents                                               $   1,055,371     $    425,702
    Short-term investments (Note C)                                             1,462,147                -
    Prepaid expenses                                                              311,199                -
    Interest receivable                                                             1,983                -
    Current maturities of notes receivable (Note F)                                 1,955                -
    Accounts receivable                                                               736                -
                                                                            ----------------  -------------
           Total current assets                                                 2,833,391          425,702
                                                                            ----------------  -------------

PROPERTY And Equipment, at cost (Note E)                                        1,930,335           81,419

NOTES RECEIVABLE, less current maturities (Note F)                                      -          100,200

Other assets (Note D)                                                               6,011           16,296
                                                                            ----------------  -------------
                                                                            $   4,769,737     $    623,617
                                                                            ================  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term obligations (Note G)                    $           -     $    120,000
    Current maturities of capital lease obligations (Note H)                      299,983           16,006
    Notes payable                                                                 659,682                -
    Accounts payable                                                              306,349           10,421
    Accrued expenses                                                               86,319           24,492
                                                                            ----------------  -------------
           Total current liabilities                                            1,352,333          170,919

CAPITAL LEASE OBLIGATIONS, less current maturities (Note H)                       253,350           11,614

COMMITMENTS (Notes H and I)                                                             -                -

Stockholders' equity (Notes B, C, I, J, K, M and N)
    6% preferred stock, par value $0.01; liquidation preference $1,000;
      authorized 15,000 shares; issued and outstanding 6,300 shares                    63                -
      in 1999 and none in 1998
    Common stock, par value $0.001; authorized 60,000,000 shares;
        issued and outstanding 11,891,002 shares in 1999
        and 11,877,002 shares in 1998                                              11,891           11,877
    Additional paid-in capital                                                 15,362,028        1,247,334
    Accumulated other comprehensive income                                          7,940                -
    Deficit accumulated during the development stage                          (12,217,868)        (818,127)
                                                                            ----------------  -------------
           Total stockholders' equity                                           3,164,054          441,084
                                                                            ----------------  -------------
                                                                            $   4,769,737     $    623,617
                                                                            ================  =============

                    The accompanying notes are an integral part of these statements.



                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Cumulative
                                                       amounts                  Year ended December 31,
                                                        since        -------------------------------------------------
                                                      inception           1999              1998              1997
                                                    --------------   ---------------  ----------------   --------------
Revenues                                            $     130,517    $      23,355    $       82,678     $      24,484
Cost of sales                                              31,741           15,071            15,864               806
                                                    --------------   ---------------  ----------------   --------------
           Gross profit                                    98,776            8,284            66,814            23,678

Selling expenses                                          993,536          953,708            34,554             5,274
Research and development                                1,591,390        1,198,546           266,563           126,281
General and administrative                              1,764,678        1,340,486           217,318           206,874
Depreciation and amortization                             195,994          179,169            10,406             6,419
Compensation expense for common
   stock and options (Note K)                           1,452,610        1,452,610                 -                 -
                                                    --------------   ---------------  ----------------   --------------
           Total operating expenses                     5,998,208        5,124,519           528,841           344,848
                                                    --------------   ---------------  ----------------   --------------
           Loss from operations                        (5,899,432)      (5,116,235)         (462,027)         (321,170)

Other income (expense)
    Interest income and other                             206,663          196,310             7,276             3,077
    Interest expense                                      (55,238)          (9,955)          (28,158)          (17,125)
                                                    --------------   ---------------  ----------------   --------------
                                                          151,425          186,355           (20,882)          (14,048)
                                                    --------------   ---------------  ----------------   --------------
           Net Loss                                 $  (5,748,007)   $  (4,929,880)   $     (482,909)    $    (335,218)
                                                    ==============   ===============  ================   ==============
Deduction for dividends and accretion (Note J)      $  (6,469,861)   $  (6,469,861)   $            -     $           -
                                                    ==============   ===============  ================   ==============
Net loss attributable to common stockholders        $ (12,217,868)   $ (11,399,741)   $     (482,909)    $    (335,218)
                                                    ==============   ===============  ================   ==============
Net loss per common share - basic and diluted
   (Note M)                                         $       (2.09)   $       (0.96)   $        (0.08)    $       (0.61)
                                                    ==============   ===============  ================   ==============
Weighted-average number of shares outstanding
   - basic and diluted                                  5,850,408       11,879,919         6,100,679           545,535
                                                    ==============   ===============  ================   ==============

                           The accompanying notes are an integral part of these statements.

                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   Years ended December 31, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996


                                                                               Preferred stock                Common stock
                                                                         ---------------------------   ---------------------------
                                                            Price per       Number                        Number
                                               Date           share       of shares        Amount       of shares        Amount
                                           -------------  -------------  ------------   ------------   ------------   ------------
Balances at November 5, 1996                        -      $        -              -     $        -              -    $         -

Net loss                                            -               -              -              -              -              -
                                                    -                -     ------------   ------------   ------------   ----------
Balances at December 31, 1996                        -              -              -              -              -              -

Issuance of stock for cash to                   Jan 97            0.001            -              -        622,500            623
   organizers

Issuance of stock for cash                      Feb 97            0.001            -              -         67,500             67

Issuance of stock for license                   Feb 97              -              -              -        110,742            111
   agreement (Note I)

Issuance of stock to employees                  Sep 97            0.333            -              -        252,450            252
   for services

Issuance of stock for services                  Aug 97            1.092            -              -         37,875             38
   performed

Net loss for the year                                -              -              -              -              -              -
                                                     -              -      ------------   ------------   ------------   ----------
Balances at December 31, 1997                        -              -              -              -      1,091,067          1,091

Issuance of stock for cash                      Jul 98             4.17            -              -        120,000            120

Reverse acquisition and                         Jul 98              -             -              -       9,885,435          9,886
   reorganization adjustment


                                                    (Continued)


                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   Years ended December 31, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996

                                                  --CONTINUED--

                                                                                 Deficit
                                                              Accumulated       accumulated
                                              Additional         other            during
                                                paid-in       comprehensive     development
                                                capital          income           stage
                                              ------------   ---------------   ------------
Balances at November 5, 1996                  $       -      $        -         $      -

Net loss                                              -               -                -
                                              ------------   ---------------   ------------
Balances at December 31, 1996                         -               -                -

Issuance of stock for cash to                        52               -                -
   organizers

Issuance of stock for cash                            8               -                -

Issuance of stock for license                      (111)              -                -
   agreement (Note I)

Issuance of stock to employees                   83,898               -                -
   for services

Issuance of stock for services                   41,337               -                -
   performed

Net loss for the year                                 -               -         (335,218)
                                              ------------   ---------------   ------------
Balances at December 31, 1997                   125,184               -         (335,218)

Issuance of stock for cash                      499,880               -                -

Reverse acquisition and                          (8,550)              -                -
   reorganization adjustment







                                      F-6(a)


                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

   Years ended December 31, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996


                                                                               Preferred stock                Common stock
                                                                         ---------------------------   ---------------------------
                                                            Price per       Number                        Number
                                               Date           share       of shares        Amount       of shares        Amount
                                           -------------  -------------  ------------   ------------   ------------   ------------
Issuance of stock for cash                      Jul 98            0.725            -              -        690,000            690

Issuance of stock for debt                      Jul 98             0.96            -              -         13,500             13
   conversion

Issuance of stock for services                  Oct 98             1.90            -              -         39,000             39

Issuance of stock for software                  Oct 98             1.80            -              -         13,000             13
   technology

Issuance of stock for insurance                 Nov 98             1.00            -              -         25,000             25
   coverage

Net loss for the year                                -              -              -              -              -              -
                                                                         ------------   ------------   ------------   ------------

Balances at December 31, 1998                        -              -              -              -     11,877,002         11,877

Issuance of warrants for                        Jan 99              -              -              -              -              -
   consulting services (Note K)

Issuance of preferred stock for                 Feb 99          1,000          6,100             61              -              -
   cash, net of offering costs
   (Note J)

Issuance of preferred stock for                 Mar 99          1,000            200              2              -              -
   cash, net of offering costs
   (Note J)


                                                    (Continued)

                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

   Years ended December 31, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996

                                                     --CONTINUED--

                                                                          Deficit
                                                        Accumulated     accumulated
                                        Additional         other           during
                                         paid-in       comprehensive    development
                                         capital          income           stage
                                       ------------   ---------------   ------------
Issuance of stock for cash                 499,310               -                -

Issuance of stock for debt                  12,987               -                -
   conversion

Issuance of stock for services              70,161               -                -

Issuance of stock for software              23,387               -                -
   technology

Issuance of stock for insurance             24,975               -                -
   coverage

Net loss for the year                            -               -         (482,909)-
                                       ------------   ---------------   ------------

Balances at December 31, 1998            1,247,334               -         (818,127)

Issuance of warrants for                   258,000               -               -
   consulting services (Note K)

Issuance of preferred stock for          5,719,839               -               -
   cash, net of offering costs
   (Note J)

Issuance of preferred stock for            187,998               -               -
   cash, net of offering costs
   (Note J)









                                      F-7(a)


                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

   Years ended December 31, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996


                                                                               Preferred stock                Common stock
                                                                         ---------------------------   ---------------------------
                                                            Price per       Number                        Number
                                               Date           share       of shares        Amount       of shares        Amount
                                           -------------  -------------  ------------   ------------   ------------   ------------
Issuance of common stock to                     Jun 99             0.11            -              -          2,000              2
   employees for compensation

Issuance of common stock for                    Aug 99             0.10            -              -          4,000              4
   exercise of options

Issuance of common stock for                    Dec 99             3.25            -              -          8,000              8
   conversion of debt

Issuance of stock options to                 Jan-Dec 99             -              -              -              -              -
   employees for compensation

Accretion of intrinsic value of              Feb-Dec 99             -              -              -              -              -
   preferred stock (Note J)

Dividends on preferred stock (Note J)        Feb-Dec 99             -              -              -              -              -

Unrealized gain on marketable                       -               -              -              -              -              -
   securities (Note C)

Net loss for the year                                -              -              -              -              -              -
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 1999                        -              -          6,300    $        63     11,891,002    $    11,891
                                                                         ============   ============   ============   ============

                          The accompanying notes are an integral part of this statement.


                                     WordCruncher Internet Technologies, Inc.
                                           (a development stage company)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

   Years ended December 31, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996

                                               --CONTINUED--


                                                                         Deficit
                                                       Accumulated     accumulated
                                       Additional         other           during
                                        paid-in       comprehensive    development
                                        capital          income           stage
                                      ------------   ---------------   -------------
Issuance of common stock to                21,998                 -               -
   employees for compensation

Issuance of common stock for                  396                 -               -
   exercise of options

Issuance of common stock for               25,992                 -               -
   conversion of debt

Issuance of stock options to            1,430,610                 -               -
   employees for compensation

Accretion of intrinsic value of         6,131,944                 -      (6,131,944)
   preferred stock (Note J)

Dividends on preferred stock (Note J)     337,917                 -        (337,917)

Unrealized gain on marketable                   -             7,940               -
   securities (Note C)

Net loss for the year                           -                 -      (4,929,880)
                                      ------------   ---------------   -------------
Balances at December 31, 1999          15,362,028    $        7,940    $(12,217,868)
                                      ============   ===============   =============



                                      F-8(a)

                                      WordCruncher Internet Technologies, Inc.
                                          (a development stage company)

                                              STATEMENTS OF CASH FLOWS

                                                              Cumulative
                                                                Amounts                    Year ended December 31,
                                                                Since       -------------------------------------------------
                                                              Inception           1999             1998             1997
                                                           ---------------  ---------------  ---------------  ---------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities

       Net loss                                            $  (5,748,007)   $  (4,929,880)   $    (482,909)   $    (335,218)
       Adjustments to reconcile net loss
         to net cash used in operating activities
           Depreciation and amortization                         195,994          179,169           10,406            6,419
           Issuance of common stock and
              options for compensation and
              other expenses                                   1,673,335        1,452,610           95,200          125,525
           Issuance of warrants for consulting services
                                                                 258,000          258,000                -                -
           Changes in assets and liabilities
               Prepaid expenses                                 (311,199)        (311,199)               -                -
               Interest receivable                                (1,983)           8,035           (7,141)          (2,877)
               Accounts receivable                                  (736)            (736)               -                -
               Accounts payable                                  301,349          295,928            4,251            1,170
               Accrued expenses                                   86,319           61,827           19,063            5,429
                                                           ---------------  ---------------  ---------------  ---------------
                  Total adjustments                            2,201,079        1,943,634          121,779          135,666
                                                           ---------------  ---------------  ---------------  ---------------

                  Net cash used in
                    operating activities                      (3,546,928)      (2,986,246)        (361,130)        (199,552)
                                                           ---------------  ---------------  ---------------  ---------------
    Cash flows from investing activities
       Purchases of property and equipment                    (1,279,458)      (1,260,831)         (18,627)               -
       Increase in short-term investments                     (1,454,207)      (1,454,207)               -                -
       Repayment of notes receivable
         from related parties                                    115,745          110,745            5,000                -
       Notes receivable issued to related parties               (117,700)         (12,500)         (23,200)         (82,000)
       Increase in deposits                                       (5,076)               -           (5,076)               -
                                                           ---------------  ---------------  ---------------  ---------------
                  Net cash used in investing activities       (2,740,696)      (2,616,793)         (41,903)         (82,000)
                                                           ---------------  ---------------  ---------------  ---------------


                                                          (Continued)

                                        WordCruncher Internet Technologies, Inc.
                                               (a development stage company)

                                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                               Cumulative
                                                                Amounts                    Year ended December 31,
                                                                Since        ------------------------------------------------
                                                              Inception           1999             1998             1997
                                                           ---------------   --------------   --------------   --------------
    Cash flows from financing activities
       Proceeds from issuance of common stock                  1,001,150               400        1,000,000              750
       Proceeds from issuance of preferred stock               6,300,000         6,300,000                -                -
       Payment of fees associated with issuance
         of preferred stock                                     (392,100)         (392,100)               -                -
       Proceeds from issuance of notes payable                   685,682           685,682                -                -
       Proceeds from issuance of long-term obligations
                                                                 313,000                 -           13,000          300,000
       Principal payments under capital lease obligations
                                                                (256,423)         (241,274)          (6,320)          (8,829)
       Principal payments of long-term obligations              (308,314)         (120,000)        (188,314)               -
                                                           ---------------   --------------   --------------   --------------
                  Net cash provided by
                    investing activities                       7,342,995         6,232,708          818,366          291,921
                                                           ---------------   --------------   --------------   --------------
                  Net increase in cash and
                    cash equivalents                           1,055,371           629,669          415,333           10,369

Cash and cash equivalents at beginning of period                       -           425,702           10,369                -
                                                           ---------------   --------------   --------------   --------------
Cash and cash equivalents at end of period                 $   1,055,371     $   1,055,371    $     425,702    $      10,369
                                                           ===============   ==============   ==============   ==============

Supplemental disclosures of cash flow information
    Cash paid during the period for:
       Interest                                            $      49,128     $       4,584    $      29,888    $      14,656
       Income taxes                                                    -                 -                -                -

Noncash financing activities
    Purchase of equipment through lease obligations        $     818,177     $     766,987    $           -    $      51,190
    Unrealized gain on available-for-sale securities               7,940             7,940                -                -
    Issuance of common stock for
      debt conversion                                             39,000            26,000           13,000                -

                                 The accompanying notes are an integral part of these statements.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

     1. Organization and principles of consolidation

     WordCruncher Internet Technologies, Inc. (the Company) was incorporated on November 5, 1996 in the State of Utah under the name of Redstone Publishing, Inc. On March 10, 1997, the Company changed its name to WordCruncher Publishing Technologies, Inc. During July 1998, the Company merged with Dunamis, Inc. a public company organized in the State of California. Dunamis had approximately $1 million of cash and essentially no other assets and liabilities. Management of Dunamis resigned and management of the Company now manages the consolidated entity. The merger was recorded as a reverse acquisition, therefore WordCruncher is the accounting survivor.

     In connection with the merger, Dunamis, the legal survivor, changed its name to WordCruncher Internet Technologies, Inc. and changed its domicile to the State of Nevada. The Company's headquarters are in Draper, Utah, where the Company is engaged in the development and marketing of a business information Internet site. The Internet site is specialized for business professionals and the business-to-business marketplace. The Company has acquired a license agreement from a University wherein the Company has an exclusive, worldwide right to sell, develop and manufacture the "WordCruncher" technology.

     2. Stock split and change in par value

     In July 1998, the Company authorized a 3 for 1 forward stock split. These financial statements have been retroactively restated to reflect the stock split. Pursuant to the reverse merger with Dunamis, the Company's par value of its common stock changed to $.001 per share. This change has also been retroactively applied.

     3. Development stage company

     The  Company  is  a  development   stage   company  and  is   concentrating
     substantially all of its efforts in raising capital and developing its business information Internet site for future commercial release.

     4. Software development costs

     Software development costs incurred in the development of software related products are charged to expense as incurred. Material software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Technological feasibility is established by the Company upon completion of a working model. Software development costs incurred by the Company subsequent to technological feasibility have been insignificant.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     5. Recognition of revenue

     The Company recognizes income and expense on the accrual basis of accounting. During the development stage, the Company has received revenues for certain services provided for indexing printed materials to online format. Revenue is recorded when the services are completed. The Company also generates revenues during the development stage from the sale of its publishers' proprietary version of the search engine technology. This technology is sold separately without future performance such as upgrades or maintenance, and is not sold with support services, therefore revenue is recorded upon the sale and delivery of the product. Licensing fees are also received from the sublicensing of this technology which is included in the software of certain sublicenses. Licensing fees are recorded as revenue as software is reported as sold by the sublicensee.

     6. Cash and cash equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of three months or less when purchased to be cash equivalents.

     7. Short-term investments

     Short-term investments are comprised of various government securities, commercial paper and other securities, which mature in one year or less and are classified as available-for-sale. Available-for-sale securities are measured at fair value with net unrealized gains and losses reported in equity.

     8. Fair value of financial instruments


     The fair value of the Company's cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term obligations approximate carrying value based on their effective interest rates compared to current market rates.

     9. Use of estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

     10. Depreciation and amortization

     Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Accelerated methods of depreciation of property and equipment are used for income tax purposes.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     10. Depreciation and amortization - continued

     Property and equipment under capital leases are amortized over the lessor of the life of the asset or the term of the lease.

     Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings.

     11. Income taxes

     In 1997, WordCruncher Publishing Technologies, Inc. elected to file federal and state income taxes under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay corporate income taxes on its taxable income during that period of time. Instead, the stockholders were liable for individual income taxes on their respective shares of the Company's net operating income in their individual income tax returns. Effective July 1, 1998, the Company filed consolidated tax returns with its parent and terminated its S-Corporation status.

     Since July 1, 1998, the Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

     12. Comprehensive income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from nonowner sources. The Company's comprehensive income includes net loss and unrealized gains on investments and is displayed in the statement of stockholders' equity.

     13. Net loss per common share

     The computation of net loss per common share is based on the weighted-average number of shares outstanding during each period presented. Diluted loss per common share would include the dilutive potential effects of options, warrants, and convertible and reset features of Series A preferred stock, but were not included in the calculation of diluted EPS because their effects were antidilutive.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     14. Certain reclassifications

     Certain nonmaterial reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is a development stage company, has generated only limited revenue through December 31, 1999, and has sustained losses from operations each period since inception. In addition, it has a deficit accumulated during the development stage of $12,217,868. Also, the Company has used cash in, rather than provided cash from, its operations.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

     o During February and March 1999, Company received a total of $6,300,000 for a preferred stock offering (Note J).

     o During December 1999, the Company's pending S-1 Registration Statement became effective.

     o Through January 2000, the Company entered into agreements with prominent ad serving and reporting technology companies to utilize various technologies for its site management.

     o    Also  in  January  2000,  the  Company  has  selected  a  full-service
          advertising  agency  to  promote  its  planned  business   information
          Internet site.

     o In March of 2000, negotiations were underway to obtain up to $15,000,000 of additional financing.

     o In March 2000, the Company completed a working model of its planned business information Internet site.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE C - SHORT-TERM INVESTMENTS


     At December 31, 1999, the cost, fair value and unrealized gain on short-term investments are as follows:

        Fair value                         $   1,462,147
        Cost                                   1,454,207
                                            ------------

                   Unrealized gain         $       7,940
                                            ============


NOTE D - OTHER ASSETS

     Other assets consist of the following:

                                               1999             1998
                                           ------------    ------------
        Deposits                          $       5,076   $       5,076
        Other                                       935           1,202
        Interest receivable                           -          10,018
                                           ------------    ------------

                                          $       6,011   $      16,296
                                           ============    ============


NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment, at cost and estimated useful lives are as follows:

                                                                                  Estimated
                                                                                   useful
                                                      1999           1998           lives
                                                  ------------   -------------  -------------
        Computer equipment                       $   1,217,668  $     54,352          5
        Furniture and fixtures                          49,392         5,358          7
        Software technology                            858,868        38,400          3
                                                  ------------   -------------
                                                     2,125,928        98,110
        Less accumulated depreciation                  195,593        16,691
                                                  ------------   -------------
                   Total property and equipment  $   1,930,335  $     81,419
                                                  ============   =============

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE F - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable consist of the following:
                                                                                   1999            1998
                                                                              -------------   ------------
        8% note receivable from a former employee, interest and
           principal due in full April 2000, not collateralized               $      1,955    $          -

        8% note receivable from an officer, interest and principal
           due in full January 1, 2000, received in full in 1999                         -          66,700

        8% note receivable from an officer, interest and principal
           due in full January 1, 2002, received in full in 1999                         -          29,500

        8% note receivable from a corporation owned by an officer, interest and principal due in full January 1, 2000,
           received in full in 1999                                                      -           4,000
                                                                              -------------   ------------
                                                                                     1,955         100,200

        Less current maturities                                                      1,955               -
                                                                              -------------   ------------
                                                                              $          -    $    100,200
                                                                              =============   ============


NOTE G - LONG-TERM OBLIGATIONS

       At December 31, 1998, the Company had prime plus 1.5 percent (9.25 percent) notes payable to officers in the amount of $120,000. Interest payments were due monthly, and principal was due in December 1999. The notes were not collateralized and were paid in full in 1999.

NOTE H - LEASES

       1.   Operating leases

       The Company leases their office facilities under an operating lease, which expires in March 2002. Future minimum lease payments are as follows:

        Year ending December 31,

            2000                            $     44,933
            2001                                  44,933
            2002                                  11,233
            Thereafter                                 -
                                             -------------
                                            $    101,099
                                             =============

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE H - LEASES - CONTINUED

     2. Capital lease obligations

     Included in property and equipment is $818,177 and $51,101 of computer equipment under capital leases at December 31, 1999 and 1998, respectively. The related accumulated amortization is $56,411 and $16,333 at December 31, 1999 and 1998, respectively.

     Future minimum lease payments at December 31, 1999, are as follows:

        Year ending December 31,

            2000                                                $   335,930
            2001                                                    260,923
            2002                                                      3,388
            Thereafter                                                    -
                                                                -------------
               Total minimum lease payments                         600,241

            Less amount representing interest                        46,908

                Present value of net minimum lease payments         553,333

            Less current maturities                                 299,983
                                                                -------------
            Noncurrent portion                                  $   253,350
                                                                =============


NOTE I - COMMITMENTS

     1. Licenses

     On February 14, 1997, the Company signed an exclusive license agreement with Brigham Young University (BYU), a Utah nonprofit corporation and educational institution, wherein the Company has the worldwide rights to market, modify, develop and manufacture the "WordCruncher" technology, which is a software program used to search data for specific items (search engine). The term of the license covers the underlying period of the patent as provided for by federal law, which is 17 years. The agreement calls for license fees and royalties of three percent of adjusted gross sales, and 50 percent of royalty payments from sublicenses. Annual minimum royalties begin for the calendar year 1999 and are due the quarter following the year end, as specified below. Minimum royalty payments will be capped at $150,000 from 2002 forward. The Company acquired the license through stock issuance, and was required to maintain BYU's equity interest of 10 percent through July 1998.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE I - COMMITMENTS - CONTINUED

     1. Licenses - continued

     The Company is committed to minimum royalty payments as follows:

              Year ending December 31,

              2000                           $    50,000
              2001                               100,000
              2002                               150,000
              2003                               150,000
              2004                               150,000
              Thereafter                       1,368,750
                                             -------------
                                             $ 1,968,750
                                             =============

     These minimum royalties are due as long as the license agreement is in effect.

     2. Employment agreements

     The Company has six employment and severance agreements with certain officers and a manager of the Company. Salaries covered by these agreements range from $100,000 to $120,000 annually, subject to annual adjustment. Contracts with three individuals provide for annual salaries of $120,000 (plus annual increases of at least eight percent and cash bonuses determined by the board of directors or the compensation committee), and are for terms of three years expiring in August 2001. The agreements provide for severance equal to one year's salary if the individual is terminated without cause. Furthermore, if there is a change in control as defined by these three agreements, the contracts provide for compensation equal to five times the average of the sum of amounts paid to the executive for salary for the five fiscal years immediately preceding the date of the change in control. The other three contracts provide for annual salaries of $84,000 to $100,000 (plus monthly commissions equal to 50 percent of monthly base salary and/or annual incentive bonuses equal to 30-60 percent of annual base salary), and are for terms of two years expiring April through December 2001. The agreements also provide for severance equal to 90 days of the employee's base salary plus the maximum amount of incentive pay the employee would have earned in the same 90 day period. Furthermore, if there is a change in control, as defined by these agreements, the contracts provide for compensation equal to the employee's annual base salary. There is no provision for any severance payments under these employment contracts.

     3. Consulting and development contract

     The Company has entered into a consulting and development contract in connection with the launch of its website. The Company is required to pay a fixed price of $500,000 in exchange for these services, to be paid in four installments based upon meeting certain milestones. At December 31, 1999, $275,000 remains payable under this contract.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE J - PREFERRED STOCK

     In January of 1999, the Board of Directors approved the creation of Series A Convertible Preferred Stock (Preferred Stock) and authorized 15,000 shares. The Preferred Stock has a stated value of $1,000 per share, and a cumulative dividend of 6 percent. The Company issued 6,100 and 200 shares of the Preferred Stock in February and March of 1999, respectively. The Preferred Stock is convertible into a total of 625,000 shares of the Company's common stock at a conversion rate of $10.08 per share. The conversion price is based on the average closing price of the Company's common stock during the 20 day period immediately preceding the closing of the preferred issuance. The Preferred shares hold no voting rights and have liquidation preferences of $1,000 per share and cumulative dividends.

     The Preferred shareholders have a limited right to receive additional shares of common stock ("reset shares") if the market price of the common stock is less than the "reset price" of $12.096 per share for a ten day period of time following certain reset dates (adjustment price). The additional shares are calculated as the difference between the reset price and the adjustment price, multiplied by one third of the purchase price of Preferred stock divided by the conversion price, divided by the adjustment price. The reset dates commence 150, 240 and 360 calendar days following the issuance of the Preferred Stock. As of December 31, 1999, the holders of Preferred stock are entitled to receive 574,867 shares of common stock under this provision.

     On the dates that the Preferred Stock was issued, the intrinsic values of the beneficial conversion feature were $10,995,740 and $31,994 in February and March, respectively. The intrinsic values were derived by the difference between the conversion price and the market value of the common stock on the day of the preferred stock issuance multiplied by the number of common shares into which the Preferred Stock is convertible. The closing price of the stock was $28.25 and $11.69 at each of the respective closing dates. The proceeds received from the sale of these convertible instruments were $6,100,000 and $200,000, respectively. Because the intrinsic values of the beneficial conversion features are greater than the proceeds received, the discounts assigned to the convertible instruments are $6,100,000 and $31,944, respectively, creating a total discount of $6,131,944. The Preferred Stock became fully convertible into common stock as of November of 1999 and the discount was accreted accordingly during 1999 and is reflected on the statement of operations as a deduction for dividends and accretion.

     Offering cost related to the issuance of Preferred Stock total $392,100 and have been netted with the proceeds for reporting purposes.

     Cumulative Preferred dividends total $337,917 as of December 31, 1999.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE K - STOCK OPTIONS AND WARRANTS

     1. Stock options

     The Company provides for issuance of stock options to certain employees, directors, officers and others. There has been no formal stock option plan adopted as of December 31, 1999. The Board of Directors has approved the granting of options as follows:

     Directors, officers and key employees have been granted options to acquire 1,079,000 shares of common stock. The options were granted at various dates at prices ranging from $0.10 to $5.54 per share, which amounts represent prices below market price of the Company's shares on the dates granted as determined by the Board of Directors. The options vest periodically through November 2002 and expire through June 2003.

     Fair market value of options granted

     The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, under which compensation cost has been recognized using the intrinsic value method. Under this method, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:

                                                                      1999
                                                                ----------------
              Net loss attributable to         As reported     $  (11,399,741)
                  common stockholders          Pro forma          (11,453,549)

              Net loss per common share -      As reported               (.96)
                  basic and diluted            Pro forma                 (.96)

     The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions: expected volatility of 120 percent; risk-free interest rate of 6.5 percent; and expected life of 3.50 years. The weighted-average fair value of options granted was $4.75.

     Option pricing models require the input of highly sensitive assumptions, including the expected stock price volatility. Also, the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE K - STOCK OPTIONS AND WARRANTS - CONTINUED

     Information with respect to the Company's stock options is as follows:

                                                                                  Weighted-
                                                                                   average
                                                      Stock        Exercise       exercise
                                                     options         price          price
                                                  ------------   -------------  -------------
        Outstanding at January 1, 1997                      -    $         -    $         -
            Granted                                         -              -              -
            Exercised                                       -              -              -
            Canceled/expired                                -              -              -
                                                  ------------   -------------  -------------
        Outstanding at December 31, 1997                    -              -              -
            Granted                                         -              -              -
            Exercised                                       -              -              -
            Canceled/expired                                -              -              -
                                                  ------------   -------------  -------------
        Outstanding at December 31, 1998                    -              -              -
            Granted                                 1,079,000      0.10 - 5.54           1.79
            Exercised                                  (4,000)            0.10           0.10
            Canceled/expired                                -              -              -
                                                  ------------   -------------  -------------
        Outstanding at December 31, 1999            1,075,000    $ 0.10 - 5.54  $        1.80
                                                  ============   =============  =============
        Exercisable at December 31, 1999              116,833    $        0.10  $        0.10
                                                  ============   =============  =============

     Additional information regarding stock options outstanding and exercisable at December 31, 1999 is summarized as follows:

                              Options Outstanding                                 Options Exercisable
          -----------------------------------------------------------   --------------------------------------
                                                           Weighted-
                                                            average       Weighted-                  Weighted-
                                                           remaining      average                     average
                                               Number     contractual     exercise     Number        exercise
          Range of exercise prices          outstanding   life (years)    price      xercisable       price
          ------------------------         -------------  -----------   -----------  ------------  -----------
           $ 0.10                               440,000       13.3       $  0.10         116,833    $  0.10
           $ 2.72 - $ 2.77                      550,000       21.0          2.73               -         -
           $ 3.00 - $ 3.47                       35,000        1.3          3.17               -         -
           $ 5.54                                50,000        1.9          5.54               -         -
                                           -------------                             ------------
                                              1,075,000       37.5       $  1.80         116,833    $  0.10
                                           =============                             ============

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE K - STOCK OPTIONS AND WARRANTS - CONTINUED

     2. Warrants

     Series A, B and C warrants

     In connection  with the sale of Series A Convertible  Preferred Stock (Note
     J), purchasers, were issued Series A and B warrants to purchase the Company's common stock. Series C warrants were also issued to a third party for a finder's fee.

     Series A warrants allow holders to purchase up to an aggregate of 71,069 shares of common stock at a weighted-average price of $34.53 per share.

     Series B warrants allow holders to purchase up to an aggregate of 47,380 shares of common stock at a weighted-average of $41.44 per share.

     Series C warrants allow holders to purchase up to 189,000 shares of common stock at a weighted-average price of $29.01 per share.

     All 307,449 Series A, B and C warrants expire in February 2004.

     Other warrants issued for services

     In  January  of  1999,  and in  conjunction  with  the  sale  of  Series  A
     Convertible Preferred Stock (Note J), the Company issued warrants to purchase 200,000 shares of the Company's common stock to its investor relations consultant. The warrants were issued with an exercise price of $5.00 per share and are fully vested at December 31, 1999. The fair value of $1.29 was estimated as the value of the services performed. Consulting expenses relating to these warrants totaled $258,000 during 1999.

       Information with respect to the Company's warrants is as follows:
                                                                    Weighted-
                                                      Number          average
                                                    of shares     exercise price
                                                   ------------   -------------

        Outstanding at January 1, 1997                       -    $          -
            Granted                                          -               -
            Exercised                                        -               -
            Forfeited                                        -               -
                                                   ------------   -------------
        Outstanding at December 31, 1997                     -               -
            Granted                                          -               -
            Exercised                                        -               -
            Forfeited                                        -               -
                                                   ------------   -------------
        Outstanding at December 31, 1998                     -               -
            Granted                                    507,449    $      21.48
            Exercised                                        -               -
            Forfeited                                        -               -
                                                   ------------   -------------
        Outstanding at December 31, 1999               507,449    $      21.48
                                                   ============   =============
        Warrants exercisable at December 31, 1999      507,449    $      21.48
                                                   ============   =============

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE L - INCOME TAXES

     The income tax expense (benefit) reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

                                                          1999           1998
                                                      ------------   -----------
        Income tax benefit at statutory rate          $ (1,676,159)  $ (164,189)
        Income tax attributed to the S-Corporation              -        8,560
        State income tax benefit, net of federal
        tax benefit                                      (115,157)     (15,936)
        Nondeductible option compensation                 493,887            -
        Deductible stock option compensation               (6,068)           -
        Change in valuation allowance                   1,301,627      169,896
        Other, net                                          1,870        1,669
                                                      ------------   -----------
              Income tax expense                      $          -   $        -
                                                      ============   ===========

     Deferred income tax assets and liabilities are as follows:

                                                          1999           1998
                                                      ------------   -----------
        Deferred tax assets
            Deferred expenses                         $  146,465     $        -
            Net operating losses                       1,442,150        169,896
                                                      ------------   -----------

                                                       1,588,615        169,896
        Less valuation allowance                      (1,471,524)      (169,896)
                                                      ------------   -----------
                                                         117,091              -
                                                      ------------   -----------
        Deferred tax liabilities
            Deferred income                             (117,091)             -
                                                      ------------   -----------
              Net deferred tax assets (liability)     $         -    $         -
                                                      ============   ===========

     The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the period presented. The increase in the valuation allowance was $1,301,628 and $169,896 for the years ended December 31, 1999 and 1998, respectively.

     As of December 31, 1999, the Company had net operating loss carryforwards for tax reporting purposes of approximately $3,866,354 expiring in various years through 2019.

     Through June 30, 1998, the Company elected to file federal and state income taxes under the provisions of Subchapter S of the Internal Revenue Code. Effective July 1, 1998, the Company revoked its S election, and will therefore be a taxable entity under the provisions of Subchapter S of the Internal Revenue Code.

                    WordCruncher Internet Technologies, Inc.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE M - NET LOSS PER COMMON SHARE

                                                    Cumulative
                                                      amounts                 Year ended December 31,
                                                       since      --------------------------------------------
                                                     inception         1999           1998            1997
                                                   ------------   -------------   ------------   -------------
        Common shares outstanding during
           the entire period                                 -     11,877,002       1,091,067              -
        Weighted-average common shares
           issued during the period                  5,850,408          2,917       5,009,612        545,535
                                                   ------------   -------------   ------------   -------------
        Weighted-average common shares
           used in basic EPS                         5,850,408     11,879,919       6,100,679        545,535
        Dilutive effects of potential common
           shares                                            -              -               -              -
                                                   ------------   -------------   ------------   -------------
        Weighted-average number of common
           shares and dilutive potential
           common stock
           used in diluted EPS                       5,850,408     11,879,919       6,100,679        545,535
                                                   ============   =============   ============   =============

     For the years ended December 31, 1999, 1998 and 1997, and for cumulative amounts since inception, all of the convertible securities, reset provisions, options and warrants discussed in Notes J and K were not included in the computation of diluted EPS because to do so would have been antidilutive.

NOTE N - SUBSEQUENT EVENTS

     1. Company name change

     In January 2000, the Company began conducting business under the name "Logio".

     2. Preferred stock conversion

     Through March 2000, 6,300 shares of the Company's preferred stock were converted into 625,000 common shares and 728,046 "reset shares" of the Company's common stock were issued to preferred shareholders (Note J).
     Also, through March 2000, cumulative dividends were paid to preferred shareholders in the form of 61,650 shares of the Company's common stock.

     3. Options granted

     Through March 2000, options for 5,000 shares of the Company's common stock were granted to an employee.

     4. Options and warrants exercised

     Through March 2000, warrants were exercised for 158,000 shares of the Company's common stock and options were exercised for 4,000 shares of the Company's common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         On February 1, 2000, our Board of Directors authorized the engagement of Grant Thornton LLP as our auditor for the fiscal year ended December 31, 1999. Our decision to change accountants was prompted by the ability of Grant Thornton LLP to provide audit services for us on an extended scale as our operations are expected to expand. We entered into an engagement letter with Grant Thornton on February 23, 2000, and concurrently with that engagement, we dismissed Crouch Bierwolf & Chisholm, P.C., which had served as our independent accountants since 1998. Our Board of Directors participated in and approved the decision to change independent accountants.

         The reports of Crouch Bierwolf on our financial statements for the past fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit for the most recent fiscal year and through February 23, 2000, there were no disagreements with Crouch Bierwolf on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Crouch Bierwolf would have caused Crouch Bierwolf to make reference thereto in their report on the financial statements for such year.

         During the most recent fiscal year and through February 23, 2000, we had not consulted with Grant Thornton LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Grant Thornton LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.


Item 10.  Directors and Executive Officers of the Registrant.

         Our directors, executive officers and key employees, as of the date hereof, and their respective ages and positions with us are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our directors or executive officers.

Name                 Age    Position Held
-----------------    ---    ----------------------------------------------------
M. Daniel Lunt       46     President, Chief Executive Officer, Director
James W. Johnston    47     Chairman of the Board, Executive Vice President,
                            Director
Kenneth W. Bell      50     Senior  Vice  President,  Chief  Financial  Officer,
                            Treasurer,   Secretary, Director
Edward Sullivan      47     Director
David Grow           43     Director
Michael Fowler       56     Director
Peter T. Stoop       38     Vice President of Marketing
Martin E. Cryer      39     Vice President of Product Development


         M. Daniel Lunt: Mr. Lunt was a co-founder of WordCruncher Publishing and has served as our President, Chief Executive Officer and Director since November 1996. Mr. Lunt has over 20 years experience in the computer software industry. Between 1983 and 1993, he was employed by WordPerfect Corporation, most recently as Vice President of Worldwide Marketing. In that capacity, he was responsible for the development and implementation of WordPerfect's marketing, sales and support divisions. After leaving WordPerfect in 1993, Mr. Lunt became the president of a residential real estate development company. Mr. Lunt attended Brigham Young University.

         James W. Johnston: Mr. Johnston was a co-founder WordCruncher Publishing and has served as our Director, Chairman of the Board and Executive Vice President since November 1996. From December 1990 to November 1996, he was president of Johnston & Company, which published virtual works using Logio technology, including the Constitution Papers (CD ROM). Mr. Johnston has 15 years of expertise in developing and marketing products involving content presentation, analysis software and virtual publishing.

         Kenneth W. Bell: Mr. Bell joined us as our Senior Vice President, Chief Financial Officer, Secretary and Treasurer and Director in February 1997. Between April 1990 and December 1996, he served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has twenty-five years experience in a variety of finance and management positions, including employment in the commercial banking area for fifteen years in Utah and California. Mr. Bell received his B.S. from BYU in 1972.

         Edward Sullivan: Mr. Sullivan joined us as one of our directors in February 2000. Since 1989, he served as President and Chief Executive Officer of Pittard Sullivan, a brand and marketing communications company. Mr. Sullivan has twenty years of experience in advertising, marketing and media management, with over 250 channel launches around the world. Mr. Sullivan was educated at the University of Cincinnati and Central Academy of Commercial Arts. He has also attended Harvard Business School's Accelerated Business Administration Program as well as Carnegie Mellon's Oral Communications Program

         David R. Grow: Mr. Grow joined us as one of our Directors on February 1, 2000. Since 1995, Mr. Grow has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for Daw Technologies, Inc. Prior to joining Daw Technologies, Mr. Grow was employed by Novell, Inc. from 1992 to 1995, most recently as director of operations for Novell's $500 million software applications division. Mr. Grow also served as Corporate Controller for WordPerfect Corporation from 1992 to 1994 where he was responsible for the accounting, financial analysis and reporting for the $700 million, multi-national software publishing company. He was employed by Price Waterhouse as a Senior Audit Manager for the years 1982 to 1992. Mr. Grow is a certified public accountant, licensed in the State of Utah.

         Michael D. Fowler: Mr. Fowler joined us as one of our Directors on February 1, 2000. Since 1997, Mr. Fowler serves as the Vice President, Chief Financial Officer of Howa Construction, Inc. During the period of 1995 through 1997, Mr. Fowler was a small business consultant to companies involved in medical services, microbrewery/restaurants, telecommunications and employee leasing. From 1990 to 1995, Mr. Fowler served as Vice President, Treasurer and a director of Grand Valley Gas Company, where he was responsible for the company's accounting, treasury, risk management, legal affairs and investor relations.

         Peter T. Stoop: In September 1998, Mr. Stoop joined us as our Vice President of Sales and Marketing. He was employed by Novell, Inc. from February 1994 through June 1997, most recently as senior director of product management for Novell's $70 million product division. Mr. Stoop has eight years of experience in the computer industry. Mr. Stoop received his MBA in marketing from the William E. Simon School of Business at the University of Rochester in 1989.

         Martin Cryer: Mr. Cryer joined us as our Vice President of Product Development in March 1999. Mr. Cryer has nearly 20 years experience in the computer industry. He has designed and developed several generations of computer systems, covering both symmetrical multi-processing and parallel architectures. Between 1996 and 1999, Mr. Cryer oversaw the Salt Lake City based Siemens Research and Development Centre. Mr. Cryer also served 12 years in the Unisys UNIX Systems Group, contributing significantly to many of its innovative server system designs. He graduated from Queen Mary College, University of London and has been residing in the United States for the past 10 years.

         Board of Directors. Our Board of Directors is comprised of six persons. The number of directors can be increased as provided in our by-laws, which allow either our board of directors or our stockholders to approve the change. Our directors serve for terms of one-year.

         Board of Directors Committees. Our Board of Directors has established three committees, the audit committee, the compensation committee and the executive committee. Each of these committees is be responsible to the full Board of Directors, and, in general, its activities will be subject to the approval of the full Board of Directors.

         The audit committee is primarily charged with the review of professional services provided by our independent auditors, the determination of the independence of those auditors, our annual financial statements, and our system of internal accounting controls. The audit committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it finds appropriate or as is brought to its attention, including our selection and retention of independent accountants. Our audit committee is currently comprised of Messrs. Bell, Grow and Fowler.

         The compensation committee is charged with the responsibility of reviewing executive salaries, administering bonuses, incentive compensation and our stock option plans and approving our other executive officer benefits. The compensation committee also consults with our management regarding pension and other benefit plans, and our compensation policies and practices in general. Our compensation committee is currently comprised of Messrs. Lunt, Johnston and Sullivan.

         The executive committee is charged with the performance of the duties of the Board of Directors between regularly scheduled meetings of our Board, and with the functions of the full Board of Directors with regard to matters addressed by it. The executive committee is currently comprised of Messrs. Lunt, Johnston and Bell.

         Compensation of Directors. We do not have any standard arrangement for compensating our directors for the services they provide to us in their capacity as directors, including services for committee participation or for special assignments. We have, however, approved a stock option package for the year 2000 under which our independent directors, Messrs. Grow, Fowler and Sullivan, may each earn options on up to 10,000 shares of our common stock with an exercise price of $5.86 a share.

         Employment Agreements. We have adopted a policy of entering into employment agreements with our senior management, and have entered into such agreements with Messrs. Lunt, Bell, Johnston, Cryer and Stoop. The terms of the employment agreements for Messrs. Lunt, Bell and Johnston begun on September 1, 1998 and have initial terms of three years. Under the agreements, each is entitled to receive a base annual salary of $102,000 during the first year of the agreements. The salary will be increased annually, effective in September of each year, by an amount equal to the greater of 8% or an amount determined by the Board of Directors. In addition to the base salary amounts, each of Messrs. Lunt, Bell and Johnston will receive incentive bonuses, as determined by our Board of Directors, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

         We have also entered into an employment agreement with each of Messrs. Stoop and Cryer. The initial term of each agreement is two years and each provides for a base salary of $100,000. The agreements also provide for standard health and medical insurance, incentive bonuses, disability coverage and reimbursement for reasonable business expenses. In addition, through of March 15, 2000 Mr. Stoop received 500,000 options and Mr. Cryer received 300,000 options to acquire shares of our common stock vesting over a three year period.

         We may terminate the employment contracts for cause, as defined in the agreements, or without cause. If the contract is terminated without cause or as a result of a "change of control", as defined in the agreements, the employee is generally entitled to receive severance pay. In the event of a change of control, Messrs. Lunt, Bell and Johnston will each receive a payment equal to five times the sum of his average annual salary, bonus and profit sharing, based on a per year average over the five preceding years. The term "change of control" is defined in their agreements as

     o any tender offer, stock exchange offer or other take-over device in which any person becomes the beneficial owner of 30% or more of the total voting power of our outstanding securities;

     o any realignment of the Board of Directors or change in officers due to shareholder action;

     o    our sale by 30% or more of our assets; or

     o any merger or reorganization where we are not the surviving entity or our shareholders fail to retain substantially the same direct or indirect ownership in us immediately after the merger or reorganization.

         If Mr. Stoop or Cryer is terminated for cause under his agreement, he will not be entitled to receive any severance compensation. If the termination is without cause, we are obligated to pay him a severance payment equal to 90 days' of base salary, payable in three equal monthly installments, and if the termination is because of a change of control, he is entitled to receive a severance payment equal to his annual salary, payable in three installments. A change of control is defined in his agreement as any sale or other disposition by the us of all or substantially all of our assets, any merger or consolidation with another corporation in which our shareholders as a group do not hold at least 50% of the voting power of the surviving corporation, or any person becomes the beneficial owner of 50% or more of our voting power.

         Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal 1999 all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with, except that Messrs. Lunt, Johnston and Bell each filed one report on Form 4 late.

Item 11.  Executive Compensation.

         The following table summarizes the compensation paid to or earned by our chief executive officer and our four most highly-compensated executive officers whose total salary and bonus exceed $100,000 during each of the past two fiscal years:

                                 Summary Compensation Table
-----------------------------------------------------------------------------------------------------------
                                                         Annual Compensation                Long-Term
                                                                                       Compensation Awards
                                           ----------------------------------------------------------------
                                                                      Other Annual    Securities Underlying
 Name and Principal Position     Year      Salary ($)    Bonus ($)  Compensation ($)   Options / SARs (#)
-----------------------------------------------------------------------------------------------------------
M. Daniel Lunt                   1999       $120,000         -              -                   -
   President, CEO, Director      1998       $102,000         -              -                   -
James W. Johnston                1999       $120,000         -              -                   -
   Executive V.P.,Chairman       1998       $102,000         -              -                   -
Kenneth W. Bell                  1999       $120,000         -              -                   -
   Senior V.P., CFO, Director    1998       $102,000         -              -                   -
Peter Stoop                      1999       $100,000         -              -                500,000
   V.P. Sales and Marketing      1998        $66,200         -              -                   -
Martin Cryer                     1999       $100,000         -              -                300,000
   V.P. Product Development      1998           -            -              -                   -
-----------------------------------------------------------------------------------------------------------


         The following table presents additional information concerning the option awards made during fiscal year 1999 to each of our named executive officers:

                                        OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                                                                       Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock
                                              Individual Grants                        Price Appreciation for Option
                              --------------------------------------------------------              Term
                                           Percent
                                           of Total             Market
                               Number of   Options              Price
                              Securities   Granted   Exercise     on
                              Underlying   to Emp.   of Base    Grant
                                Options    in Fiscal  Price      Date    Expiration
            Name              Granted (#)  Year       ($/Sh)    ($/Sh)      Date          5% ($)      10% ($)
--------------------------------------------------------------------------------------------------------------------
M. Daniel Lunt                     -          -          -         -          -              -           -
   President, CEO, Director
James W. Johnston                  -          -          -         -          -              -           -
   Executive V.P.,Chairman
Kenneth W. Bell                    -          -          -         -          -              -           -
   Senior V.P., CFO,
Director
Peter Stoop                     50,000       4.6%      $0.10     $2.375    3/21/02       $135,905     $160,959
   V.P. Sales and Marketing     250,000     23.2%      $0.10     $3.562    11/18/02     $1,031,637   $1,219,518
                                200,000     18.5%      $2.72     $3.625    6/23/03       $316,260     $469,224
Martin Cryer                    50,000       4.6%      $0.10     $8.875    9/22/02       $521,538     $615,162
   V.P. Product Development     250,000     23.2%      $2.72     $3.625    6/23/03       $395,325     $586,530
--------------------------------------------------------------------------------------------------------------------

         The intrinsic value of each respective grant to Mr. Stoop as of the date of such grant was $113,750, $865,500, and $181,000 respectively. The intrinsic value of each respective grant to Mr. Cryer as of the date of such grant was $438,750 and $226,250 respectively.

         The following table summarizes the exercise of stock options during fiscal year 1999 by each of our named executive officers, and the fiscal year-end value of unexercised stock options held by each of them:

                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities             Value of
                                   Shares         Value          Underlying Unexercised       Unexercised In-The-
                                 Acquired on    Realized     Options at Fiscal Year-End (#)     Money Options at
             Name                Exercise (#)      ($)         Exercisable / Unexercisable      Fiscal Year-End ($)
-------------------------------------------------------------------------------------------------------------------
M. Daniel Lunt                        -             -                     -                            -
   President, CEO, Director
James W. Johnston                     -             -                     -                            -
   Executive V.P.,Chairman
Kenneth W. Bell                       -             -                     -                            -
   Senior V.P., CFO, Director
Peter Stoop                           -             -             103,333 / 396,667               $2,875,000
   V.P. Sales and Marketing
Martin Cryer                          -             -              5,000 / 295,000                $1,725,000
   V.P. Product Development
-------------------------------------------------------------------------------------------------------------------

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1999, the beneficial ownership of our outstanding common stock by

     o    each of our executive officers,

     o    each of our directors, and

     o    all executive officers and directors as a group.

As of December 31, 1999, no other person held five percent or more of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For purposes of calculating the percentages shown in the chart, each person listed is also deemed to beneficially own any shares issuable on either the exercise of vested options or warrants held by that person and that are exercisable within 60 days after December 31, 1999. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage calculation of beneficial ownership is based on 11,891,002 shares of common stock outstanding as of December 31, 1999.

-------------------------------------------------------------------------------------------------------------------
                                       Name of Beneficial Owner,              Common Stock Beneficially Owned
       Title of Class                     Relationship to Us                     Shares              Percent
--------------------------  ----------------------------------------------  -----------------  --------------------
                               Officers and Directors
        Common Stock           M. Daniel Lunt 1                               1,798,383               15.1%
                               President, CEO, Director
        Common Stock           James W. Johnston 2                            2,021,223               17.0%
                               Chairman of the Board, Executive V.P.
        Common Stock           Kenneth W. Bell 3                              1,510,608               12.7%
                               Senior V.P., CFO, Treasurer, Secretary,
                               Director
        Common Stock           Edward Sullivan 4                                2,500                   *
                               Director
        Common Stock           Michael Fowler 4, 5                              3,000                   *
                               Director
        Common Stock           David Grow  4                                    2,500                   *
                               Director
        Common Stock           Peter T. Stoop                                  103,333                  *
                               V.P. Marketing and Sales
        Common Stock           Martin Cryer                                     5,000                   *
                               V.P. Product Development
        Common Stock           All Executive Officers and Directors as        5,446,047               45.8%
                               a Group (8 persons)
------------------------------ -----------------------------------------------------------------------------------

     1 Mr. Lunt shares  voting power and  investment  power with his wife,  Lori
Lunt.

     2 Mr. Johnston shares voting power and investment power of 1,953,339 shares held jointly with his wife, Catherine F. Johnston, 66,408 of such shares are held in the name of his wife, Catherine F. Johnston. He also influences the investment power and voting power of 1,476 shares held by his son, LeGrand Johnston. Mr. Johnston does not disclaim beneficial ownership of his wife's and son's shares.

     3 Mr. Bell has sole voting power and investment power of 330,000 shares and shares voting power and investment power of 1,180,608 shares with his wife, Roberta L. Bell.

     4 Represents options to acquire shares of our common stock within sixty days of the date of this report at an average weighted exercise price of $5.86 per share.

     5 Includes 2,500 options to acquire shares of our common stock within sixty days of the date of this report at an average weighted exercise price of $5.86 per share.


Item 13.  Certain Relationships and Related Transactions.

         The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, 5% stockholders or immediate family members of those persons:

         Management Loans to Us. James Johnston, Kenneth Bell and Daniel Lunt secured a line of credit in the amount of $250,000, which they agreed to use to loan us up to that amount on a revolving basis, and loaned us an additional $50,000, for a total of $300,000 in 1997. Mssers. Johnston, Bell, and Lunt have received no direct or indirect consideration for their securing this line of credit. We subsequently drew down the entire $250,000 loan commitment. As of December 31, 1998, we owed $120,000 of the $300,000. In October 1998, we repaid the $50,000 loan and the line of credit was paid down to zero in January 1999, but it still remains available to be drawn on, if we need it, through December 31, 1999. In May 1998, Mr. Lunt loaned us $13,000, which we repaid in July 1998 though our issuance of additional common stock to Mr. Lunt.

         Indebtedness of Management. We advanced a total of $66,700 to James Johnston during 1997 and 1998. The amounts outstanding on these loans as of December 31, 1998 was $66,700. The interest rate is 8%, with interest and principle due on January 1, 2000, but was paid in full by Mr. Johnston in March 1999. We also advanced a total of $29,500 to Kenneth Bell in 1997 and 1998. Mr. Bell repaid those amounts to us in March 1999. We also loaned an entity owned by
M. Daniel Lunt $10,000 in 1997, and loaned him $4,000 personally in 1998. Five thousand dollars of the $10,000 loan was repaid by offsetting amounts we otherwise owed Mr. Lunt, and the other $5,000 was repaid in cash, and the $4,000 loan was paid to us in March 1999.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The following documents are filed as part of this Annual Report on Form 10-K.

         (a)      Financial Statements and Schedules.

         Consolidated Balance Sheets at December 31, 1999 and 1998
         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

         All schedules have been omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

         (b)               Exhibits

    Exhibit Number       Description

         2.1*       Agreement and Plan of Reorganization between the Company and
                    WordCruncher  Publishing  Technologies,  Inc., dated July 14
                    1998
         3.1*       Articles of Incorporation of the Company
         3.2*       Articles of Merger, filed June 20, 1998
         3.3*       Articles of Merger, filed July 15, 1998
         3.4*       Articles of Merger
         3.5*       Certificate of Amendment, filed February 1, 1999
         3.6*       Bylaws of the Company
         4.1*       Reference is made to Exhibit 3.4
         4.2*       Specimen of Common Stock Certificate
         10.1*      Lease between the Company and SLT III, LLC,  dated  December
                    24, 1998
         10.2*      License  Agreement  between the  Company  and Brigham  Young
                    University, dated February 14, 1997
         10.3*      Purchase  Agreement  between  the  Company  and  Jeffrey  B.
                    Petersen, dated December 28, 1998
         10.4*      Employment  Agreement  between  the  Company  and Kenneth W.
                    Bell, dated September 1, 1998
         10.5*      Employment  Agreement  between  the  Company  and  James  W.
                    Johnston, dated September 1, 1998
         10.6*      Employment Agreement between the Company and M. Daniel Lunt, dated September 1, 1998
         10.7*      Employment Agreement between the Company and Peter T. Stoop
         10.8*      Preferred Stock Purchase  Agreement  between the Company and certain Series A Preferred investors, dated February 8, 1999
         10.9*      Letter   Amendment   Regarding   Preferred   Stock  Purchase
                    Agreement, dated April 21, 1999
         10.10*     Escrow Agreement among the Company,  the Goldstein Law Group and certain Series A Preferred Investors,  dated February 8,
                    1999
         10.11*     Registration  Rights Agreement among the Company and certain
                    Series A Preferred Investors, dated February 8, 1999
         10.12*     Form  of  Warrant  issued  to  certain  Series  A  Preferred
                    Investors on February 8, 1999
         10.13*     Warrant issued to Placement Agent, dated February 8, 1999
         10.14*     Dataware License Agreement, dated July 1999
         10.15*     Pittard Sullivan Contract, dated July 1999
         10.16*     Digital Boardwalk Agreement, dated July 1999
         10.17*     Acsiom, Inc. Consulting Agreement, dated July 1999
         10.18      Columbia Financial Group Services Agreement,  dated January,
                    1999
         10.19      Sierra Systems Consulting and Development  Agreement,  dated
                    September, 1999
         10.20      Veritas Software Financial Agreement, dated November, 1999
         10.21      Netscape Software Financial Agreement, dated November,1999
         10.22      Oracle Software Agreement, dated November, 1999
         10.23      Sun Microsystems License Agreement, dated December, 1999
         10.24      Qwest  Dedicated  Internet Access Service  Agreement,  dated
                    January 2000
         10.25      Netdotworks   Consulting   and  Support   Agreement,   dated
                    February, 2000
         10.26      DoubleClick,  Inc. DART Service  Agreement,  dated February,
                    2000
         16.1**     Letter of Crouch, Bierwolf & Chisholm
         24.1       Power of Attorney (see signature page)
         27.1       Financial Data Schedule

-------------------------
* Incorporated by reference to Registration Statement Form S-1, File No. 333-79357, filed on May 28, 1999, and amended on August 17, 1999, September 24, 1999, October 25, 1999, November 19, 1999 and December 6, 1999.

** Incorporated by reference to Current Report Form 8-K, File No. 000-27453, filed on March 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORDCRUNCHER INTERNET TECHNOLOGIES, INC.


                                     By: /s/
                                         ---------------------------------------
                                         M. Daniel Lunt, Chief Executive Officer
                                         Dated:



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

By:   /s/
     ----------------------------------------
     James W. Johnston, Chairman of the Board,
     Executive Vice President


By:    /s/
     ----------------------------------------
     Kenneth W.  Bell, Senior Vice President,
     Chief Financial Officer, Treasurer,
     Secretary, Director


By:    /s/
     ----------------------------------------
     M. Daniel Lunt, President, Chief
     Executive Officer, Director


By:    /s/
     ----------------------------------------
     Michael Fowler, Director