Form 10-Q
period 2000-03-31
WORDCRUNCHER INTERNET TECHNOLOGIES
filed 2000-05-15
CIK 1085278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X} QUARTERLY  REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________.

                         Commission file number 0-27453

                    WORDCRUNCHER INTERNET TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)


                            Nevada                              84-1370590
               (State or other jurisdiction of               (I.R.S. Employer
                incorporation or organization)             Identification No.)


                405 East 12450 South, Suite B,
                         Draper, Utah                             84020
           (Address of Principal Executive Offices)            (Zip Code)

                                  801.816.9904

                           (Issuer's telephone number)

                                 Not Applicable

                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of May 10, 2000, 13,481,698 shares of registrant's Common Stock, par value $0.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements Required by Form 10-Q

         The accompanying unaudited consolidated financial statements of WordCruncher Internet Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Notes herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


               WordCruncher Internet Technologies, Inc., dba Logio
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   March 31,           December 31,
                                                                      2000                 1999

                                                               -------------------  -------------------
                                                                  (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                           $    856,321         $  1,055,371
  Short term investments                                                   882,476            1,462,147
  Accounts receivable                                                          736                  736
  Interest receivable                                                            -                1,983
  Note receivable from related Party                                         1,481                1,955
  Prepaid expenses                                                         272,913              311,199
                                                               -------------------  -------------------

          Total Current Assets                                           2,013,927            2,833,391

PROPERTY & EQUIPMENT, net                                                1,797,716            1,930,335

OTHER ASSETS                                                                 5,944                6,011
                                                               -------------------  -------------------

                                                                     $  3,817,587         $  4,769,737
                                                               ===================  ===================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capital lease obligations                         $   285,361          $   299,983
  Accounts payable                                                         392,318              306,349
  Accrued expenses                                                         134,154               86,319
  Notes payable                                                            588,993              659,682
                                                               -------------------  -------------------

          Total Current Liabilities                                      1,400,826            1,352,333

CAPITAL LEASE OBLIGATIONS, less current maturities                         184,181              253,350

STOCKHOLDERS' EQUITY (NOTES 2 and 4)
  Series A Convertible 6% preferred stock, par value $0.01;
  liquidation preference $1,000;  authorized 15,000 shares;
  issued and outstanding none at March 31, 2000
  and 6,300 shares at December 31, 1999.                                          -                   63

  Common  stock,  par value  $0.001;  authorized  60,000,000 shares;  issued  and outstanding  13,477,408  shares  at March
  31,  2000 and  11,891,002  shares  at December 31, 1999                   13,478               11,891
  Additional paid-in capital                                            16,698,620           15,362,028
  Accumulated other comprehensive income                                    11,412                7,940
  Deficit accumulated during the development stage                     (14,490,930)         (12,217,868)
                                                               -------------------  -------------------

          Total Stockholders' Equity                                     2,232,580            3,164,054
                                                               -------------------  -------------------

                                                                     $  3,817,587         $  4,769,737
                                                               ===================  ===================

              The accompanying notes are an integral part of these financial statements tements.


                                         WordCruncher Internet Technologies, Inc., dba Logio
                                                    (a development stage company)

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)



                                                                      Cumulative            Three months ended March 31,
                                                                       amounts         ------------------------------------
                                                                        since
                                                                      inception              2000                1999
                                                                  -------------------   ----------------    ----------------

    Revenues                                                             $    130,517             $    -           $   2,883
    Cost of revenues                                                           31,741                  -                 250
                                                                  -------------------   ----------------    ----------------

    Gross profit                                                               98,776                  -               2,633

    Selling and marketing expenses                                          1,462,410            468,875              81,396
    Research and development                                                2,428,172            836,782              97,308
    General and administrative                                              2,098,870            334,192             239,197
    Depreciation and amortization                                             391,841            195,847              18,377
    Compensation expense for stock options                                  1,818,965            366,356             250,969
                                                                  -------------------   ----------------    ----------------

          Total operating expenses                                          8,200,258          2,202,052             687,247
                                                                  -------------------   ----------------    ----------------

          Loss from operations                                             (8,101,482)        (2,202,052)           (684,614)

    Other income (expense)
    Interest income                                                          210,444              21,400              23,106
    Interest expense                                                         (86,812)            (31,572)             (2,241)
    Other                                                                     21,141               3,522               7,863
                                                                  -------------------   ----------------    ----------------

                                                                              144,773            (6,650)              28,728
                                                                  -------------------   ----------------    ----------------

          NET LOSS                                                    $    (7,956,709)       $(2,208,702)         $ (655,886)
                                                                  ===================   ================    ================

    Deduction for dividends and accretion                             $    (6,534,221)         ($ 64,360)        $ (1,879,417)
                                                                  ===================   ================    ================


    Net loss attributable to common stockholders                      $   (14,490,930)       $(2,273,062)       $ (2,535,303)
                                                                  ===================   ================    ================


    Net loss per common share - basic and diluted (NOTE 3)              $       (2.46)         $   (0.18)          $   (0.21)
                                                                  ===================   ================    ================

    Weighted-average number of shares outstanding -
    basic and diluted (NOTE 3)                                              5,890,459         12,431,687          11,877,002
                                                                  ===================   ================    ================

                        The  accompanying  notes are an  integral  part of these financial statements.

                                                               WordCruncher Internet Technologies, Inc., dba Logio
                                                                     (a development stage company)

                                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three months ended March 31, 2000, (unaudited) and years ended December 31, 1999,
1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996




                                                                  Preferred Stock            Common Stock             Additional
                                                       Price per ---------------------  --------------------------     paid-in
                                            Date        share      Shares     Amount        Shares        Amount       capital
                                       -------------- ---------- ----------- ---------  --------------  ----------  --------------

Balances at November 5, 1996                        - $        -           - $       -               -  $        -  $            -

Net loss                                            -          -           -         -               -           -               -
                                                                 ----------- ---------  --------------  ----------  --------------

Balances at December 31, 1996                       -          -           -         -               -           -               -

Issuance of stock for cash
  to organizers                                Jan-97      0.001           -         -         622,500         623              52

Issuance of stock for cash                     Feb-97      0.001           -         -          67,500          67               8

Issuance of stock for
  licence agreement                            Feb-97           -          -         -         110,742         111           (111)

Issuance of stock to employees
  for services                                 Sep-97      0.333           -         -         252,450         252          83,898

Issuance of stock for services                 Aug-97      1.092           -         -          37,875          38          41,337

Net loss for the year                               -          -           -         -               -           -               -
                                                                 ----------- ---------  --------------  ----------    ------------

Balances at December 31, 1997                       -          -           -         -       1,091,067       1,091         125,184


Issuance of stock for cash                     Jul-98       4.17           -         -         120,000         120         499,880

Reverse acquisition and
  reorganization adjustment                    Jul-98          -           -         -       9,885,435       9,886          (8,550)

Issuance of stock for cash                     Jul-98      0.725           -         -         690,000         690         499,310


Issuance of stock for debt conversion          Jul-98       0.96           -         -          13,500          13          12,987

Issuance of stock for services                 Oct-98       1.90           -         -          39,000          39          70,161

Issuance of stock for
  software technology                          Oct-98       1.80           -         -          13,000          13          23,387

Issuance of stock for insurance
  coverage                                     Nov-98       1.00           -         -          25,000          25          24,975

Net loss for the year                               -          -           -         -               -           -               -
                                                                 ----------- ---------  --------------  ----------  --------------

Balances at December 31, 1998                       -          -           -         -      11,877,002      11,877       1,247,334

Issuance of warrants for
  consulting services                          Jan-99          -           -         -               -           -         258,000

Issuance of preferred stock for
  cash, net of offering costs                  Feb-99      1,000       6,100        61               -           -       5,719,839

Issuance of preferred stock for
  cash, net of offering costs                  Mar-99      1,000         200         2               -           -         187,998

Issuance of common stock
  to employee for compensation                 Jun-99       0.11           -         -           2,000           2          21,998

Issuance of common stock for
  exercise of options                          Aug-99       0.10           -         -           4,000           4             396

Issuance of common stock for
  conversion of debt                           Dec-99       3.25           -         -           8,000           8          25,992

Issuance of stock options to
  employees for compensation               Jan-Dec-99          -           -         -               -           -       1,430,610

Accretion of intrinsic value of
  preferred stock                          Feb-Dec-99          -           -         -               -           -       6,131,944

Dividends on preferred stock               Feb-Dec-99          -           -         -               -           -         337,917

Unrealized gain on
  short-term investments                            -          -           -         -               -           -               -

                                                                 ----------- ---------  --------------  ----------  --------------
Net loss for the year                               -          -           -         -               -           -               -
                                                                 ----------- ---------  --------------  ----------  ---------------

Balances at December 31, 1999                                          6,300        63      11,891,002      11,891      15,362,028

Issuance of common stock for
  exercise of options                          Jan-00      0.100           -         -           2,000           2             198

Issuance of common stock for
  exercise of warrants                         Jan-00      5.000           -         -         100,000         100         499,900

Conversion of preferred stock
  to common stock                              Feb-00          -      (2,500)      (25)        248,016         248            (223)

Issuance of common stock for
  exercise of options                          Mar-00      0.100           -         -          12,000          12           1,188

Issuance of common stock for
  exercise of warrants                         Mar-00      7.000           -         -          58,000          58         405,942

Conversion of preferred stock
  to common stock                              Mar-00          -      (3,800)      (38)        376,984         377            (339)

Issuance of common stock
  for reset shares                             Mar-00          -           -         -         727,756         728           (728)

Dividends on preferred stock               Jan-Mar-00          -           -         -               -           -          64,360

Issuance of common stock
  for preferred dividends paid             Feb-Mar-00          -           -         -          61,650          62            (62)

Issuance of stock options to
  employees for compensation               Jan-Mar-00          -           -         -               -           -         366,356

Unrealized gain on
  marketable securities                        Jan-00          -           -         -               -           -               -



Net loss for the interim period
  ended March 31, 2000 - (Unaudited)                           -           -         -               -           -               -

Balances at
March 31, 2000 - (Unaudited)                                               -         -  $   13,477,408  $   13,478     $16,698,620
                                                                 -----------  --------  --------------  ----------  --------------
                                                                 -----------  --------  --------------  ----------  --------------


                                        The accompanying notes are an integral part of these financial statements.




                                                                WordCruncher Internet Technologies, Inc., dba logio
                                                                      (a development stage company)

                                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                              (Continued)

   Three months ended March 31, 2000, (unaudited) and years ended December 31, 1999, 1998,
     1997, and period from November 5, 1996 (inception) to December 31, 1996




                                                                               Deficit
                                                               Accumulated    accumulated
                                                                  other      during the
                                                            comprehensive   development
                                              Date                 income       stage
                                         --------------   ------------------ -------------


   Balances at November 5, 1996                           $                - $           -
                                                      -

   Net loss                                           -                    -             -
                                                          ------------------ -------------

   Balances at December 31, 1996                      -                    -             -

   Issuance of stock for cash
     to organizers]                              Jan-97                    -             -

   Issuance of stock for cash                    Feb-97                    -             -

   Issuance of stock for
     licence agreement                           Feb-97                    -             -

   Issuance of stock to employees
    for services                                 Sep-97                    -             -

   Issuance of stock for services                Aug-97                    -             -

   Net loss for the year                              -                           (335,218)
                                                          ------------------ -------------

   Balances at December 31, 1997                      -                    -      (335,218)

   Issuance of stock for cash                    Jul-98                    -             -

   Reverse acquisition and
     reorganization adjustment                   Jul-98                    -             -

   Issuance of stock for cash                    Jul-98                    -             -

   Issuance of stock for debt conversion         Jul-98                    -             -

   Issuance of stock for services                Oct-98                    -             -

   Issuance of stock for
     software technology                         Oct-98                    -             -

   Issuance of stock for insurance
     coverage                                    Nov-98                    -             -

   Net loss for the year                                                   -      (482,909)
                                                            ---------------- -------------

   Balances at December 31, 1998                      -                    -      (818,127)

   Issuance of warrants for
     consulting services                         Jan-99                    -             -

   Issuance of preferred stock for
     cash, net of offering costs                 Feb-99                    -             -

   Issuance of preferred stock for
     cash, net of offering costs                 Mar-99                    -             -

   Issuance of common stock
     to employee for compensation                Jun-99                    -             -

   Issuance of common stock for
     exercise of options                         Aug-99                    -             -

   Issuance of common stock for
     conversion of debt                          Aug-99                    -             -

   Issuance of stock options to
     employees for compensation              Jan-Dec-99                    -             -

   Accretion of intrinsic value of
     preferred stock                         Feb-Dec-99                    -    (6,131,944)

   Dividends on preferred stock              Feb-Dec-99                    -      (337,917)

   Unrealized gain on
     short-term investments                           -                7,940             -


   Net Loss for the year                              -                    -    (4,929,880)
                                                        ------------------    -------------

                                                      -
   Balances at December 31, 1999                                       7,940   (12,217,868)

   Issuance of common stock for
     exercise of options                         Jan-00                    -             -

   Issuance of common stock for
     exercise of warrants                        Jan-00                    -             -

   Conversion of preferred stock
     to common stock                             Feb-00                    -             -

   Issuance of common stock for
     exercise of options                         Mar-00                    -             -

   Issuance of common stock for
     exercise of warrants                        Mar-00                    -             -

   Conversion of preferred stock
     to common stock                             Mar-00                    -             -

   Issuance of common stock
    for reset shares                             Mar-00                    -             -

   Dividends on preferred stock              Jan-Mar-00                    -       (64,360)

   Issuance of common stock
     for preferred dividends paid            Feb-Mar-00                    -             -

   Issuance of stock options to
     employees for compensation              Jan-Mar-00                    -             -

   Unrealized gain on
     marketable securities                       Jan-00                3,472             -


   Net loss for the interim period
     ended March 31, 2000 - (Unaudited)                                    -    (2,208,702)
                                                          ------------------ -------------

   Balances at
     March 31, 2000 - (Unaudited)                         $           11,412  $(14,490,930)
                                                          ------------------  ------------
                                                          ------------------  ------------

                          The accompanying notes are an integral part of these financial statements.



                                    WordCruncher Internet Technologies, Inc., dba Logio
                                               (a development stage company)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Cumulative
                                                                       amounts                    Three months
                                                                        since                    ended March 31,
                                                                      inception              2000                1999
                                                                 -------------------- -------------------- -----------------
                                                                     (Unaudited)          (Unaudited)          (Unaudited)
Increase (decrease) in cash and cash equivalents
  Cash flows From operating activities
    Net loss                                                             $ (7,956,709)        $ (2,208,702)      $  (655,886)
     Adjustments to reconcile net loss
      to net cash used in operating activities
     Depreciation and amortization                                            391,841              195,847            18,377
     Issuance of common stock and options
       for compensation and other expenses                                  2,039,691              366,356           250,969
     Issuance of warrants for consulting services                             258,000                    -            64,500
     Changes in assets and liabilities
      Accounts receivable                                                        (736)                   -              (589)
      Interest receivable                                                           -                1,983           (14,800)
      Prepaid expenses and other assets                                      (272,913)              38,286            10,085
      Accounts payable                                                        392,318               85,969            38,728
      Accrued expenses                                                        134,154               47,835            18,830
                                                                 -------------------- -------------------- -----------------

           Total adjustments                                                2,942,354              736,276           386,100
                                                                 -------------------- -------------------- -----------------
           Net cash used in
           operating activities                                            (5,014,355)          (1,472,426)         (269,786)

                                                                 -------------------- -------------------- -----------------

  Cash flows from investing activities
   Purchases of property and equipment                                     (1,333,801)             (49,344)         (281,229)
   (Increase) decrease in short-term investments                             (871,064)             583,143                 -
   Repayment of notes receivable from related parties                         116,219                  474           100,200
   Notes receivable issued to related parties                                (117,700)                   -           (12,500)
   Increase in deposits                                                        (5,076)                   -                -
                                                                 -------------------- -------------------- -----------------

           Net cash provided by (used in)
            investing activities                                           (2,211,422)             534,273          (193,529)
                                                                 -------------------- -------------------- -----------------

  Cash flows from financing activities
    Proceeds from issuance of common stock                                  1,908,550              907,400                  -
    Proceeds form issuance of preferred stock                               6,300,000                    -         6,300,000
    Payment of fees associated with issuanc
      of preferred stock                                                     (392,100)                   -          (392,100)
    Proceeds from issuance of notes payable                                   685,682                    -            10,000
    Proceeds from long term debt                                              313,000                    -                 -
    Principal payments under capital
      lease obligations                                                      (354,031)             (97,608)           (4,407)
    Principal payments of long-term obligations                              (379,003)             (70,689)         (130,000)
                                                                 -------------------- -------------------- -----------------

          Net cash provided by
            financing activities                                            8,082,098              739,103         5,783,493
                                                                 -------------------- -------------------- -----------------

          Net increase (decrease) in
            cash and cash equivalents                                         856,321             (199,050)        5,320,178

Cash and cash equivalents at beginning of period                                    -            1,055,371           425,702
                                                                 -------------------- -------------------- -----------------

Cash and cash equivalents at end of period                               $    856,321          $   856,321       $ 5,745,880
                                                                 ==================== ==================== =================

Supplemental disclosures of cash flow information: Cash paid during the period for:
Interest                                                                  $    78,927           $   29,799        $    2,241
Income taxes
                                                                                    -                    -                 -
Non-cash financing activities:

During the three  months  ended March 31, 2000 and 1999,  the Company  purchased
$13,817 and $0, respectively, in property and equipment through capital lease obligations.

Also during the three months ended March 31, 2000, a total of 6,300 shares of the Company's convertible preferred stock were converted into 625,000 shares of the Company's common stock. Convertible preferred shareholders were also issued 727,756 and 61,650 shares of the Company's common stock during the three months ended March 31, 2000 for reset provisions and cumulative dividends, respectively (Note 2).

The unrealized gain on short-term investments totaled $3,472 for the three months ended March 31, 2000.

                 The  accompanying  notes are an integral  part of these financial statements.


                    WORDCRUNCHER INTERNET TECHNOLOGIES, INC. dba Logio
                          (a development stage company)

               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

WordCruncher Internet Technologies, Inc. (dba Logio) is a development stage company engaged in the development and marketing of a focused Internet site which serves the needs of the business professional.

The Company commenced planned principal operations on March 19, 2000 of its logio.com Internet portal, but has not produced any significant revenues.

The Company was incorporated on November 5, 1996 in the State of Utah under the name of Redstone Publishing, Inc. On March 10, 1997, the Company changed its name to WordCruncher Publishing Technologies, Inc. (WordCruncher). During July 1998, the Company merged with Dunamis, Inc. a public Company organized in the State of California. The merger was recorded as a reverse acquisition, therefore WordCruncher is the accounting survivor.

In connection with the merger, Dunamis, the legal survivor, changed its name to WordCruncher Internet Technologies, Inc. and changed its domicile to the State of Nevada. The Company's headquarters are in Draper, Utah. The Company conducts its business within one industry segment.

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain prior period balances have been reclassified to conform with current period presentation.

NOTE 2 - SHAREHOLDERS' EQUITY

Preferred stock conversion

In February and March 2000, holders of the Company's convertible preferred stock converted 6,300 preferred shares into 625,000 common shares. The preferred stock holders also received 727,756 shares of the Company's common stock in conjunction with the "reset" provisions of the preferred stock agreement. Common stock totaling 61,650 shares were issued to preferred shareholders representing a six percent cumulative dividend.

Stock options and warrants

During the three months ended March 31, 2000, the Company granted 36,000 options, each to purchase one share of the Company's common stock to employees and directors at exercise prices ranging from $5.25 to $7.84 per share. Common stock issued in relation to the exercise of warrants and options during the three months ended March 31, 2000 totaled 172,000 shares.

NOTE 3 - NET LOSS PER COMMON SHARE

The computation of net loss per common share is based on the weighted-average number of shares outstanding during each period presented. Diluted loss per common share would include the dilutive potential effects of options, warrants, and convertible and reset features of series A preferred stock, but were not included in the calculation of diluted net loss per common share because their effects were antidilutive.

NOTE 4 - SUBSEQUENT EVENTS

Company name change

On April 18, 2000, the Board of Directors approved the change of the Company's name to Logio, Inc. The change is subject to the approval of the Company's stockholders.

Equity Incentive Plan

On April 18, 2000, the Board of Directors also adopted the Logio, Inc. 2000 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 2,500,000 shares of the Company's common stock under the Plan. This includes 1,170,000 options, each to purchase one share of the Company's common stock, granted through April 18, 2000. The Plan is subject to the approval of the Company's stockholders.

Stock options

Subsequent to March 31, 2000, the Company granted an additional 115,000 options to Company employees and Directors at exercise prices ranging from $2.81 to $4.79 and expiring through October of 2006. Options exercised subsequent to the three months ended March 31, 2000 total 2,000 shares.

           Item 2. Management's Discussions and Analysis of Financial
                      Condition and Results of Operations.

         The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and the results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Overview

         WordCruncher Internet Technologies, Inc. (dba Logio) is a development stage company engaged in the development and marketing of a focused Internet site which serves the needs of the business professional. From November 5, 1996 (inception) to March 31, 2000, the Company's activities relate primarily to attracting employees, raising capital, purchasing assets, developing the Logio site and implementing sales and marketing programs. As such, the reported financial information is not necessarily indicative of the Company's future operating results or of its future financial condition.

Content and services found at the Company's Website, logio.com, which became available on March 19, 2000, are tailored to provide, under one roof, a broad spectrum of the information and services that are required by business people in their daily work activities. Information resources include a unique, readily accessible "drill down" directory that organizes thousands of business-oriented web sites and pages according to specific professional discipline and function. The directory is augmented by an advanced search technology that can search either the abstracts or the full text of all sites listed in the directory, and then displays the search results in a "hits-in-context" format. We couple this information with the services that the average business professional uses on a daily basis, including travel arrangements, stock quotes, investment and portfolio information, news, weather, maps, financial calculators, personal email and calendaring. These services are provided free-of charge to the user of the Logio site. This combination creates a full service destination portal designed specifically for the business professional. We intend to expand the delivery of this full service concept into other forms of commerce such as business-to-business purchasing on-line. We also intend to expand the delivery of this concept to other electronic means of communication such as cell phones, pagers, personal digital assistants and set top boxes. It is expected that all of the electronic services will be marketed under the brand name "Logio." We plan further to introduce a private label version of our product which includes our directory and search technology.

         Although there is a great deal of free information accessible over the Internet, publishers still own valuable content that is not currently available on the Internet. This information can be very useful to business people. Examples of information routinely sold in print form to the business communities include research reports, market analyses, industry specific newsletters and commentary, and studies produced by analyst and research firms. Sales and delivery of this kind of content over the Internet seems a logical step in the development of information distribution channels. Logio expects to take a leading role in this effort.

         Logio is expected to generate a large percentage of its initial revenue from sales of advertising and sponsorships on the site. Traffic to the site ultimately drives the ability to generate such revenue. As the Company is in its development stage, it has not yet recognized initial advertising or sponsorship revenues. We expect to emerge from the development stage in third quarter 2000

         Cost of revenues will consist primarily of fees paid to third party service providers for use of their content and services, certain costs related to site operations, and costs related to the insertion of banner and other advertisements.

         Research and development expenses consist primarily of compensation to employees for site development, consulting services and other third party service providers.

         Selling and marketing expenses relate primarily to compensation to employees for strategic marketing, content, public relations and for other consultants and third party services.

         The Company has incurred and expects to continue to incur substantial losses and negative cash flows both on an annual basis and for interim periods. Subject to capital funding, the Company intends to increase its focus and spending on brand development, sales and marketing, further product development, website content and strategic relationships. The Company has an extremely limited operating history, and its prospects are subject to the risks, costs and difficulties frequently experienced by companies in the new and rapidly changing markets for Internet products and services. To address these risks, the Company must, among other things, continue to respond to competitive forces, recruit, retain and motivate valuable and qualified employees, implement and successfully execute its advertising sales strategies, develop and market additional products and services, upgrade and maintain its technologies, and further market products and services using such technologies. There can be no assurance that the Company will successfully address these risks. As of March 31, 2000, the Company reports an accumulated deficit of $14,490,930 which includes the effects of dividends and accretion of the beneficial conversion feature of series A preferred stock approximating $6,534,221. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, the recently reported operations should not be considered indicative of future operating results. The Company currently expects to significantly increase its operating expenses to expand its sales and marketing strategies, to fund further site development as well as planned improvements and enhancements to the site. In the future, other Web sites and distribution channels may require payments of cash or other consideration from the Company in order to list Logio on their sites. The Company also plans to invest funds into further electronic business-to-business commerce capabilities.

         The Company's operating results may fluctuate significantly in the future as a result of several factors, many of which are not within the Company's control. These factors include, but are not limited to, Internet usage, seasonal trends in advertising placements and Internet usage, Internet advertisement demand, advertisement budgeting cycles of Internet advertisers, need for capital expenditures and costs relating to Company expansion, introduction of new services or products to the site, competitive forces, price changes in the industry, technical difficulties to the site, general and industry-wide economic conditions, and the availability of service providers. As a result of changes to the competitive Internet environment, the Company may make certain service changes or acquisitions that could materially affect the Company's business, operations, and financial condition. The Company also expects certain seasonal effects, as it relates to advertising revenues, due to lower traffic during the vacation periods and holidays. Due to all of the aforementioned factors, in some future interim periods, the Company's operating results may be adversely affected and fall below the expectations of analysts and investors. In such case, the trading price of the Company's common stock would likely be materially and adversely affected.

         Results of Operations

         Revenues

         The Company did not incur any revenues for the three months ended March 31, 2000. This was due to the discontinuation of the sales of our PC-based product ("WordCruncher") to focus on the development of our Logio.com site, which has only recently become available on the marketplace. Revenues of $2,883 for the three months ended March 31, 1999 were derived from the sales of our WordCruncher product. Accumulated revenues since inception total $130,517 and were derived from the sales of our WordCruncher product and royalties related to third party licensing.

         Cost of Revenues

         The Company did not incur cost of revenues for the three months ended March 31, 2000. This was again due to the discontinuation of the sales of our WordCruncher product. Cost of sales of $250 for the three months ended March 31, 1999 relate to license fees to a University for technology re-sold in our WordCruncher product. Accumulated cost of revenues total $31,741, representing license fees to a University for technology re-sold in our WordCruncher product.

         Operating Expenses

         The Company's operating expenses increased significantly since the Company's inception. This is due primarily to the continued efforts to develop the infrastructure of the logio.com site, bring existing products and services to the marketplace and to develop new and innovative ideas for implementation on the site. The Company believes that planned expansion of the Logio site, further improvements and enhancement of the site, and establishing brand recognition in the professional business arena are all elements of its future success. Operating expenses accumulated since inception total $8,200,258 and are related to the aforementioned costs.

         Selling and Marketing

         Sales and marketing expenses increased 476% to $468,875 for the quarter ended March 31, 2000, an increase of $387,479 from the $81,396 for the quarter ended March 31, 1999. The increase in selling and marketing expenses is due primarily to compensation to employees and consultants related to significant planning of the sales strategies, public relations, providing of content and advertising and branding campaigns in the first quarter of 2000 related to the release of the Logio site to the marketplace. Selling and marketing expenses accumulated since inception total $1,462,410 and have been incurred in conjunction with the aforementioned activities.

         Research and Development

         Research and development expenses increased 760% to $836,782 for the quarter ended March 31, 2000, an increase of $739,474 from the $97,308 for the quarter ended March 31, 1999. The increase in research and development expenses is due primarily to a significant increase in the number employees and consultants engaged in continued site development and enhancement and for the retention of other third party service providers related to site content and development. This increase relates to the recent release of the Logio site to the marketplace. Research and development expenses accumulated since inception total $2,428,172 and have been incurred primarily in conjunction with the aforementioned activities.

         General and Administrative

         General and administrative expenses increased 40% to $334,192 for the quarter ended March 31, 2000, an increase of $94,995 from the $239,197 for the quarter ended March 31, 1999. The increase in general and administrative expenses is primarily due to accounting and legal professional fees related to contracts and our public filings, the addition of one employee to our finance department subsequent to first quarter 1999 and obtaining additional insurance. General and administrative expenses accumulated since inception total $2,098,870 and relate primarily to finance and investor relation employee compensation, professional fees, other office and leasing charges, and employee compensation, respectively.

         Depreciation and Amortization

         Depreciation and amortization increased 966% to $195,847 for the quarter ended March 31, 2000, an increase of $177,470 from $18,377 for the quarter ended March 31, 1999. The increase in depreciation and amortization is due to the purchase of computer equipment and software technology required to release the Logio site in first quarter 2000, and the related depreciation charge for first quarter ended March 31, 2000. Depreciation and amortization expense accumulated since inception totals $391,841.

         Compensation Expense for Stock Options

         Compensation expense for stock options increased 46% to $366,356 for the quarter ended March 31, 2000, an increase of $115,387 from $250,969 for the quarter ended March 31, 1999. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period.

         Interest Income

         Interest income decreased 7% to $21,400 for the quarter ended March 31, 2000, a decrease of $1,706 from $23,106 for the quarter ended March 31, 1999. The decrease reflects the continued use of cash balances and short-term investments over the quarter ended March 31, 2000 to fund operations.

         Interest Expense

         Interest expense increased $29,331 to $31,572 for the quarter ended March 31, 2000 from $2,241 for the quarter ended March 31, 1999. The increase is due primarily to capital leases entered into subsequent to first quarter 1999.

         Net Loss

         Net loss for the quarter ended March 31, 2000 grew $1,552,816 to $2,208,702 compared to a net loss of $655,886 for the quarter ended March 31, 1999. The increase in net loss is a result of our increased costs and expenses associated with the continued research, development, marketing and implementation of the Logio website operations.

         Net Loss Attributable to Common Stockholders

         The accretion of the beneficial conversion feature of series A preferred stock was fully recognized by fiscal year end 1999. The remaining 6% dividend to each of the series A preferred shareholders was recognized in the first quarter 2000 totaling $64,360. As such, net loss attributable to common shareholders totals $2,273,062 for the quarter ended March 31, 2000. Net loss attributable to common shareholders for the quarter ended March 31, 1999 totals $2,535,303 after giving affect to the dividends and accretion of the beneficial conversion feature of series A preferred stock recognized during first quarter 1999. This resulted in an increase to additional paid-in capital and a corresponding increase in accumulated deficit during the quarters.

         Liquidity and Capital Resources

         As a development stage Company, the Company has been unable to fund its cash requirements through operations. Since our inception, we have funded our cash requirements through debt and equity financings. We have used the proceeds of those transactions to fund our investment in the development of our Logio business information site, to provide working capital and for other general corporate purposes.

         We used $269,786 in cash for operations during the quarter ended March 31, 1999.

         Cash totaling $281,229 was used in investing related activities for purchases of property and equipment during the quarter ended March 31, 1999. Cash was repaid totaling $100,200 during the quarter ended March 31, 1999 by a related party for a receivable.

         Cash provided by financing activities in first quarter 1999 included $6.3 million from the private placement of series A preferred stock to eight investors. Expenses for the offering totaled $392,100, resulting in the net proceeds of $5,907,900.

         As of March 31, 2000 the Company has $1,738,797 in cash and short-term investments, $3,817,587 in total assets and total liabilities of $1,585,007. As of March 31, 2000, the Company has positive working capital of $613,101, an accumulated deficit of $14,490,930 (a significant portion of which is due to dividends and accretion of the beneficial conversion feature of series A preferred stock) and total stockholders' equity totals $2,232,580.

         We used $1,472,426 in cash for operations during the quarter ended March 31, 2000.

         Cash totaling $49,344 was used in investing related activities for purchases of property and equipment during the quarter ended March 31, 2000. Short-term investments were sold for cash totaling $583,143 during the quarter ended March 31, 2000.

         Cash provided by financing activities in first quarter 2000 includes $907,400 from the exercise of options and warrants. The Company purchased $13,817 of equipment during the quarter ended March 31, 2000 by entering into a capital lease agreement. Cash used in financing activities for capital lease and other long-term obligations totals $168,291 during the first quarter 2000. The Company paid a cumulative stock dividend of 6% to series A preferred shareholders during first quarter 2000 totaling 61,650 shares of the Company's common stock.

         As of March 31, 2000, the Company has no material commitments for capital expenditures for the remainder of fiscal 2000. Our capital lease obligations totaling $469,542 are due through January, 2002.

         We expect to continue to generate negative cash flows for at least the next several quarters. We expect that a portion of our cash requirements will be met through revenues from operations. The Company anticipates that its principal liquidity needs over the next twelve months will be met with proceeds generated from private offerings of its securities. There can be no assurance that the offerings will take place or that the proceeds of such offerings will be adequate to meet the Company's needs. Our need to raise external capital in the future will depend on many factors, including, but not limited to, the rate of sales growth and market acceptance of our products and services, the amount and timing of our necessary and continuing research and development expenditures, the amount and timing of our expenditures to sufficiently market and promote our Logio site and the Logio brand name and the timing of any new product introductions.

         We currently estimate that we will require between $15 and $20 million to continue to develop our products and operate in accordance with our business plan through 2001. The actual costs will depend on a number of factors, including:

        Our ability to negotiate favorable prices for purchases of necessary portal components the number of our customers (traffic) and advertisers the services for which they subscribe the nature and success of the services which we offer regulatory changes, and changes in technology.

In addition, our actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Accordingly, there can be no assurance that our actual financial needs will not exceed the amounts available to us.

         Expected future uses of cash include continued expansion and enhancements of the Logio site, strategic sales and marketing related to brand recognition, obtaining of additional advertisers and sponsors, the driving of additional traffic to the site and maintaining our current level of administration and operations. This is expected to be achieved by obtaining additional staffing in the sales and marketing department and by engaging certain professional services firms.

         To the extent that we acquire the amounts necessary to fund our business plan through the issuance of equity securities, our then-current stockholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive and economic downturns.

         Special Note Regarding Forward-Looking Statements

         Certain statements contained in "Management's Discussion and Analysis" constitute forward-looking statements concerning the Company's operations, economic performance and financial condition. Because those statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by those forward-looking statements.

         In addition, any statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking and, accordingly, those statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, those types of statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the economic and legal aspects of the markets in which the Company operates; competition; and the Company's need for additional substantial financing. The Company has no control over these factors.

         The factors described in this report could cause the Company's actual operating results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Persons reviewing this report, therefore, should not place undue reliance on those forward-looking statements. Further, to the extent this report contains forward-looking statements, they speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any proceeding or threatened proceeding as of the date of this quarterly report.

Item 2.  Changes in Securities

         In January 2000, the Company issued 2,000 shares of its common stock for the exercise of stock options for $200.

         In January 2000, the Company issued 100,000 shares of its common stock for the exercise of warrants for $500,000.

         In February 2000, holders of 2,500 shares of the Company's series A convertible preferred stock converted their holdings into 248,016 shares of the Company's common stock.

         In March 2000, the Company issued 12,000 shares of its common stock for the exercise of stock options and cash of $2,000.

         In March 2000, the Company issued 58,000 shares of its common stock for the exercise of warrants and cash of $406,000.

         In February and March 2000, the Company paid a 6% cumulative dividend in the form of its common stock, totaling 61,650 shares to holders of its series A convertible preferred stock.

         In March 2000, holders of 3,800 shares of the Company's series A convertible preferred stock converted their holdings into 376,984 shares of the Company's common stock.

         In March 2000, the Company issued 727,756 shares of the Company's common stock to holders of the Company's series A convertible preferred stock pursuant to the reset provisions of the preferred stock agreement.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Matters Submitted to a Vote of the Company's Stockholders

         No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year ending December 31, 2000.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)      EXHIBITS.

         None.

         (b).     REPORTS ON FORM 8-K

         See Insert A

                                    INSERT A

         On March 1, 2000, the Company filed a Current Report on Form 8-K, relating to the engagement of Grant Thornton LLP as the Company's auditor for the 1999 fiscal year, and the dismissal of Crouch Bierwolf & Chisholm, P.C., which had served as the company's independent accountant's since 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WORDCRUNCHER INTERNET TECHNOLOGIES, INC.


Date:  May 15, 2000              By: /s/ Kenneth W. Bell
                                      -------------------
                                       Kenneth W. Bell, Director and
                                       Chief Financial Officer