Form 10-Q
period 2000-06-30
WORDCRUNCHER INTERNET TECHNOLOGIES
filed 2000-07-28
CIK 1085278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ____.

                         Commission file number 0-27453

                                   LOGIO, INC.
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

                                  801.816.9904
                           (Issuer's telephone number)

                    WordCruncher Internet Technologies, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of July 11, 2000, 13,479,408 shares of registrant's Common Stock, par value $0.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements Required by Form 10-Q

         The accompanying unaudited consolidated financial statements of Logio, Inc., formerly WordCruncher Internet Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the notes herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                                               Logio, Inc.
                                      (a development stage company)

                                     CONSOLIDATED BALANCE SHEETS


                                                           ASSETS

                                                               June 30,          Dec 31,
                                                                 2000             1999
                                                             -------------  ------------------
CURRENT ASSETS                                               (Unaudited)
     Cash and cash equivalents                                  $ 333,488         $ 1,055,371
     Short term investments                                       354,517           1,462,147
     Accounts receivable                                            1,081                 736
     Interest receivable                                                -               1,983
     Note receivable                                                  758               1,955
     Prepaid assets                                               173,830             311,199
                                                             -------------  ------------------

            Total current assets                                  863,674           2,833,391

PROPERTY & EQUIPMENT, net                                       1,686,565           1,930,335

OTHER ASSETS                                                        5,877               6,011
                                                             -------------   -----------------

                                                               $2,556,116         $ 4,769,737
                                                             =============  ==================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term capital lease obligations     $ 305,943           $ 299,983
     Accounts payable                                             580,705             306,349
     Accrued expenses                                             104,541              86,319
     Notes Payable                                                405,110             659,682
                                                             -------------  ------------------

            Total current liabilities                           1,396,299           1,352,333

CAPITAL LEASE OBLIGATIONS, less current maturities                119,452             253,350

NOTES PAYABLE TO SHAREHOLDERS (Note 2)                            500,000                   -

STOCKHOLDERS' EQUITY (Notes 3, 5 and 6)
     Preferred stock                                                    -                  63
     Common stock                                                  13,480              11,891
     Additional paid-in capital                                16,943,305          15,362,028
     Accumulated other comprehensive income                        13,480               7,940
     Deficit accumulated during the development stage         (16,429,900)        (12,217,868)
                                                             ------------   ------------------

            Total stockholders' equity                            540,365           3,164,054
                                                             -------------  ------------------

                                                               $2,556,116         $ 4,769,737
                                                             =============  ==================


       The accompanying notes are an integral part of these financial statements

                                                       Logio, Inc.
                                             (a development stage company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
/
                                                       Cumulative
                                                         amounts       Three months ended June 30,   Six months ended June 30,
                                                          since        ---------------------------   ---------------------------
                                                       inception          2000          1999            2000          1999
                                                     ---------------   -----------  --------------   -----------  --------------
      Revenues
      Advertising                                           $ 1,534       $ 1,534   $           -       $ 1,534             $ -
      Product                                               130,517             -          11,190             -          14,072
                                                     ---------------   -----------  --------------   -----------  --------------
                                                            132,051         1,534          11,190         1,534          14,072

      Cost of sales                                         332,487       300,746           3,849       300,746           4,099
                                                     ---------------   -----------  --------------   -----------  --------------

      Gross profit (loss)                                  (200,436)     (299,212)          7,341      (299,212)          9,973
                                                     ---------------   -----------  --------------   -----------  --------------

      Operating Expenses

           Research and development                       3,150,224       645,983         204,235     1,558,834         330,068
           Selling expenses                               1,623,370       193,289          88,795       629,834         176,955
           General and administrative                     2,414,468       359,122         323,701       649,790         527,662
           Depreciation and amortization                    596,997       205,156          20,283       401,003          38,660
           Compensation expense for stock options         2,033,453       214,706         454,218       580,843         705,187
                                                     ---------------   -----------  --------------   -----------  --------------

      Total operating expenses                            9,818,512     1,618,256       1,091,232     3,820,304       1,778,532
                                                     ---------------   -----------  --------------   -----------  --------------

      Loss from operations                              (10,018,948)   (1,917,468)     (1,083,891)   (4,119,516)     (1,768,559)

      Other income (expense)

               Interest income                              241,498         9,913          66,278        34,835          97,247
               Interest expense                            (118,229)      (31,417)           (668)      (62,991)         (2,909)
                                                     ---------------   -----------  --------------   -----------  --------------
                                                            123,269       (21,504)         65,610       (28,156)         94,338
                                                     ---------------   -----------  --------------   -----------  --------------

      NET LOSS                                           (9,895,679)   (1,938,972)     (1,018,281)   (4,147,672)     (1,674,221)

      Deduction for dividends and accretion              (6,534,221)            -      (2,879,135)      (64,360)     (4,719,894)
                                                     ---------------   -----------  --------------   -----------  --------------


      Net loss attributable to common stockholders   $  (16,429,900)   $(1,938,972) $  (3,897,416)   $(4,212,032) $   (6,394,115)
                                                     ===============   ===========  ==============   ===========  ==============


      Net loss per common share - basic and diluted  $        (2.37)      $ (0.14)        $ (0.33)      $ (0.32)        $ (0.54)
      (Note 4)                                       ===============   ===========  ==============   ===========  ==============

      Weighted-average number of shares outstanding -
      basic and diluted                                   6,925,800    13,479,105      11,877,002    13,035,217      11,877,002
                                                     ===============   ===========  ==============   ===========  ==============

The accompanying notes are an integral part of these financial statements

                                                     Logio, Inc.
                                            (a Development Stage Company)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                        Cumulative                Six Months
                                                                         amounts               ended June 30,
                                                                          since       ------------------------------
                                                                        inception          2000             1999
                                                                      -------------   -------------    -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
       Net loss                                                       $ (9,895,679)   $ (4,147,672)    $ (1,674,221)
       Adjustments to reconcile net loss
         to net cash used in operating activities
           Depreciation & amortization                                     596,997         401,003           38,660
           Issuance of common stock and options
                for compensation and other expenses                      2,033,453         580,843          705,187
           Issuance of warrants for consulting services                    288,000          30,000          129,051
       Changes in assets and liabilities
           Accounts receivable                                              (1,081)           (345)            (427)
           Interest receivable                                                   -           1,983           (7,831)
           Prepaid expenses and other assets                              (173,830)        137,369                -
           Accounts payable                                                580,705         274,356           45,076
           Accrued expenses                                                104,541          18,222           20,336
                                                                      -------------   -------------    -------------

                Total adjustments                                        3,428,785       1,443,431          930,052
                                                                      -------------   -------------    -------------

                Net cash used in operating activities                   (6,466,894)     (2,704,241)        (744,169)
                                                                      -------------   -------------    -------------

Cash flows from investing activities
       Purchases of property and equipment                              (1,399,699)        (91,547)        (329,988)
       (Increase) decrease in short-term investments                      (341,037)      1,113,170       (1,516,682)
       Repayment of notes receivable from related parties                  116,942           1,197          100,200
       Notes receivable issued to related parties                         (117,700)              -           (2,615)
       Increase in deposits                                                 (5,877)            134           10,152
                                                                      -------------   -------------    -------------

                Net cash provided by (used in) investing activities     (1,747,371)      1,022,954       (1,738,933)
                                                                      -------------   -------------    -------------

Cash flows from financing activities
       Proceeds from issuance of common stock                            2,215,211         907,600                -
       Proceeds form issuance of preferred stock                         6,300,000               -        6,300,000
       Cash paid for fees associated with preferred stock issuance        (392,100)              -         (392,100)
       Proceeds from issuance of notes payable to related parties          500,000         500,000                -
       Principal payments under capital lease obligations                 (480,468)       (193,624)          (8,350)
       Proceeds from issuance of long term obligations and notes payable   998,682               -                 -
       Principal payments of long-term obligations and notes payable      (593,572)       (254,572)        (120,000)
                                                                      -------------   -------------    -------------

                Net cash provided by financing activities                8,547,753         959,404        5,779,550
                                                                      -------------   -------------    -------------

                Net increase (decrease) in cash and cash equivalents       333,488        (721,883)       3,296,448

       Cash and cash equivalents at beginning of period                          -       1,055,371          425,702
                                                                      -------------   -------------    -------------

       Cash and cash equivalents at end of period                        $ 333,488       $ 333,488      $ 3,722,150
                                                                      =============   =============    =============

       Supplemental disclosures of cash flow information:

           Cash paid for interest                                        $ 112,280        $ 63,152          $ 2,990
           Cash paid for income taxes                                            -               -                -

       Non-cash financing activities:

           During the six months ended June 30, 2000 and 1999, the Company purchased $65,686 and $0, respectively, in property and equipment through capital lease obligations.

           Also during the six months ended June 30, 2000, a total of 6,300 shares of the Company's convertible preferred stock were converted into 625,000 shares of the Company's common stock. Convertible preferred shareholders were also issued 727,756 and 61,650 shares of the Company's common stock during the three months ended June 30, 2000 for reset provisions and cumulative dividends, respectively
           (Note 3).

           The unrealized gain on short-term investments totaled $5,540 for the six months ended June 30, 2000.

The accompanying notes are an integral part of these financial statements

                                                               Logio, Inc.
                                                   (a development stage company)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


Six months ended June 30, 2000  (unaudited)  and years ended  December 31, 1999,
1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996


                                                       Price per                    Preferred Stock         Common Stock
                                              Date      share       Shares        Amount        Shares         Amount
                                      -------------   ----------  -----------   ----------   -------------   ----------

Balances at November 5, 1996                     -     $      -            -          $ -               -          $ -

Net loss                                         -            -            -            -               -            -
                                                                  -----------   ----------   -------------   ----------

Balances at December 31, 1996                    -            -            -            -               -

Issuance of stock for cash
to organizers                               Jan-97        0.001            -            -         622,500          623

Issuance of stock for cash                  Feb-97        0.001            -            -          67,500           67

Issuance of stock for
licence agreement                           Feb-97            -            -            -         110,742          111

Issuance of stock to employees
for services                                Sep-97        0.333            -            -         252,450          252

Issuance of stock for services              Aug-97        1.092            -            -          37,875           38

Net loss for the year                            -            -            -            -               -            -
                                                                  -----------   ----------   -------------   ----------

Balances at December 31, 1997                    -            -            -            -       1,091,067        1,091

Issuance of stock for cash                  Jul-98         4.17            -            -         120,000          120

                                                                     (Continued)


                                                                         Deficit
                                                       Accumulated    accumulated
                                        Additional       other         during the
                                         paid-in       comprehensive  development
                                         capital        income           stage
                                      --------------  -----------  ------------------
Balances at November 5, 1996          $         -     $      -     $             -

Net loss                                        -            -                   -
                                      --------------  -----------  ------------------

Balances at December 31, 1996

Issuance of stock for cash
to organizers                                  52            -                   -

Issuance of stock for cash                      8            -                   -

Issuance of stock for
licence agreement                            (111)           -                   -

Issuance of stock to employees
for services                               83,898            -                   -

Issuance of stock for services             41,337            -                   -

Net loss for the year                           -            -            (335,218)
                                       --------------  -----------  ------------------

Balances at December 31, 1997             125,184            -            (335,218)

Issuance of stock for cash                499,880            -                   -

                                                                     (Continued)

                                                                    Logio, Inc.
                                                          (a development stage company)

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED


Six months ended June 30, 2000  (unaudited)  and years ended  December 31, 1999,
1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996




                                                       Price per                    Preferred Stock         Common Stock
                                              Date      share       Shares        Amount        Shares         Amount
                                      -------------   ----------  -----------   ----------   -------------   ----------
  -
Reverse acquisition and

reorganization adjustment                   Jul-98            -            -            -       9,885,435        9,886

Issuance of stock for cash                  Jul-98        0.725            -            -         690,000          690

Issuance of stock for debt conversion       Jul-98         0.96            -            -          13,500           13

Issuance of stock for services              Oct-98         1.90            -            -          39,000           39

Issuance of stock for
software technology                         Oct-98         1.80            -            -          13,000           13

Issuance of stock for insurance
coverage                                    Nov-98         1.00            -            -          25,000           25

Net loss for the year                            -            -            -            -               -            -     )
                                                                  -----------   ----------   -------------   ----------    -

Balances at December 31, 1998                    -            -            -            -      11,877,002       11,877     )

Issuance of warrants for
consulting services                         Jan-99            -            -            -               -            -

Issuance of perferred stock for
cash, net of offering costs                 Feb-99        1,000        6,100           61               -            -

Issuance of perferred stock for
cash, net of offering costs                 Mar-99        1,000          200            2               -            -


                                                                     (Continued)

                                                                        Deficit
                                                       Accumulated    accumulated
                                        Additional       other         during the
                                         paid-in       comprehensive  development
                                         capital        income           stage
                                      --------------  -----------  ------------------
Reverse acquisition and
reorganization adjustment                    (8,550)           -                   -

Issuance of stock for cash                  499,310            -                   -

Issuance of stock for debt conversion        12,987            -                   -

Issuance of stock for services               70,161            -                   -

Issuance of stock for
software technology                          23,387            -                   -

Issuance of stock for insurance
coverage                                     24,975            -                   -

Net loss for the year                             -            -            (482,909
                                      --------------  -----------  -----------------
Balances at December 31, 1998
                                          1,247,334            -            (818,127
Issuance of warrants for
consulting services                         258,000            -                   -

Issuance of perferred stock for
cash, net of offering costs               5,719,839            -                   -

Issuance of perferred stock for
cash, net of offering costs                 187,998            -                   -
                                                                     (Continued)


                                                                     Logio, Inc.
                                                         (a development stage company)

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED


Six months ended June 30, 2000  (unaudited)  and years ended  December 31, 1999,
1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996


                                                       Price per                     Common Stock         Common Stock
                                              Date      share       Shares        Amount        Shares         Amount
                                      -------------   ----------  -----------   ----------   -------------   ----------

Issuance of common stock
for exercise of options                     Jun-99         0.11            -            -           2,000            2

Issuance of common stock for
exercise of options                         Aug-99         0.10            -            -           4,000            4

Issuance of common stock for
conversion of debt                          Dec-99         3.25            -            -           8,000            8

Issuance of stock options to
employees for compensation              Jan-Dec 99            -            -            -               -            -

Accretion of intrinsic value of
preferred stock                         Feb - Dec 99          -            -            -               -            -

Dividends on preferred stock            Feb-Dec 99            -            -            -               -            -

Unrealized gain on

short-term investments                           -            -            -            -               -            -

Net Loss for the year                            -            -            -            -               -            -
                                                                  -----------   ----------   -------------   ----------

Balances at December 31, 1999                              $           6,300           63      11,891,002       11,891


                                                                     (Continued)

                                                                             Deficit
                                                           Accumulated    accumulated
                                             Additional      other         during the
                                              paid-in     comprehensive   development
                                              capital        income          stage
                                           --------------  -----------  ------------------
Issuance of common stock
for exercise of options                           21,998            -                   -

Issuance of common stock for
exercise of options                                  396            -                   -

Issuance of common stock for
conversion of debt                                25,992            -                   -

Issuance of stock options to
employees for compensation                     1,430,610            -                   -

Accretion of intrinsic value
preferred stock                                6,131,944            -          (6,131,944)

Dividends on preferred stock                     337,917            -            (337,917)

Unrealized gain on
short-term investments                                 -        7,940                   -

Net Loss for the year                                  -            -          (4,929,880)
                                           --------------  -----------  ------------------

Balances at December 31, 1999                 15,362,028        7,940         (12,217,868)

                                                                     (Continued)


                                                      Logio, Inc.
                                           (a development stage company)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED


Six months ended June 30, 2000  (unaudited)  and years ended  December 31, 1999,
1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996



                                                       Price per                    Preferred Stock         Common Stock
                                              Date      share       Shares        Amount        Shares         Amount
                                      -------------   ----------  -----------   ----------   -------------   ----------
Issuance of common stock for
exercise of options                         Jan 00         0.10            -            -           2,000            2

Issuance of common stock for
exercise of warrants                        Jan 00         5.00            -            -         100,000          100

Conversion of preferred stock
to common stock                             Feb 00            -       (2,500)         (25)        248,016          248

Issuance of common stock for
exercise of options                         Mar 00         0.10            -            -          12,000           12

Issuance of common stock for
exercise of warrants                        Mar 00         7.00            -            -          58,000           58

Conversion of preferred stock
to common stock                             Mar 00            -       (3,800)         (38)        376,984          377

Issuance of common stock
for reset shares                            Mar 00            -            -            -         727,756          728

Dividends on preferred stock            Jan-Mar 00            -            -            -               -            -

Issuance of common stock
for preferred dividends paid                Mar 00            -            -            -          61,650           62

Issuance of common stock
for exercise of options                     Apr-00         0.10            -            -           2,000            2

Issuance of warrants

for consulting services                 May-Jun 00

Issuance of stock options to
employees for compensation              Jan-Jun 00            -            -            -               -            -

Unrealized gain on marketable
securities                              Jan-Jun 00            -            -            -               -            -

Net loss for the interim period
ended June 30, 2000                                           -            -            -               -            -
                                                                  -----------   ----------   -------------   ----------

Balances at June 30, 2000                                     -            -          $ -      13,479,408     $ 13,480
                                                                  ===========   ==========   =============   ==========

                                                                     (Contineud)

                                                                         Deficit
                                                        Accumulated    accumulated
                                        Additional       other         during the
                                          paid-in       comprehensive  development
                                          capital        income           stage

                                      --------------  -----------  ------------------
Issuance of common stock for
exercise of options                             198            -                   -

Issuance of common stock for
exercise of warrants                        499,900            -                   -

Conversion of preferred stock
to common stock                                (223)           -                   -

Issuance of common stock for
exercise of options                           1,188            -                   -

Issuance of common stock for
exercise of warrants                        405,942            -                   -

Conversion of preferred stock
to common stock                                (339)           -                   -

Issuance of common stock
for reset shares                               (728)           -                   -

Dividends on preferred stock                 64,360            -             (64,360)

Issuance of common stock
for preferred dividends paid                    (62)           -                   -

Issuance of common stock
for exercise of options                         198            -                   -

Issuance of warrants
for consulting services                      30,000

Issuance of stock options to
employees for compensation                  580,843            -                   -

Unrealized gain on marketable
securities                                        -        5,540                   -

Net loss for the interim period
ended June 30, 2000                               -            -          (4,147,672)
                                      --------------  -----------  ------------------

Balances at June 30, 2000               $16,943,305     $ 13,480       $ (16,429,900)
                                      ==============  ===========  ==================


The accompanying notes are an integral part of this financial statement



                                   Logio, Inc.

                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Logio, Inc., formerly WordCruncher Internet Technologies, Inc. (the Company), is a development stage company engaged in the development and marketing of a focused Internet site and directory which serves the needs of the business professional.

The Company commenced planned principal operations on March 19, 2000 of its logio.com Internet portal and directory, but has not produced any significant revenues.

The Company was incorporated on November 5, 1996 in the State of Utah under the name of Redstone Publishing, Inc. During July 1998, the Company merged with Dunamis, Inc. a public Company organized in the State of California. The merger was recorded as a reverse acquisition, therefore WordCruncher is the accounting survivor.

In connection with the merger, Dunamis, the legal survivor, changed its name to WordCruncher Internet Technologies, Inc. and changed its domicile to the State of Nevada. The Company's headquarters are in Draper, Utah. On April 18, 2000, the Board of Directors approved the change of the Company's name to Logio, Inc. The change was approved by the Company's stockholders in June 2000. The Company also amended its articles of incorporation and filed the appropriate documents with the state of Nevada in June 2000 when the Company officially changed its name to Logio, Inc. The Company conducts its business within one industry segment.

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations and cash flows for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Certain prior period balances have been reclassified to conform with current period presentation.

NOTE 2 - NOTES PAYABLE TO SHAREHOLDERS

In June 2000, the Company was loaned $500,000 from three principal shareholders and officers of the Company in exchange for a note payable bearing interest of 8% annually. Principal and interest are due in full on July 1, 2001. The note is not collateralized.

NOTE 3 - SHAREHOLDERS' EQUITY

Preferred stock conversion

In February and March 2000, holders of the Company's convertible preferred stock converted 6,300 preferred shares into 625,000 common shares. The preferred stock holders also received 727,756 shares of the Company's common stock in conjunction with the "reset" provisions of the preferred stock agreement. Common stock totaling 61,650 shares were also issued to preferred shareholders representing a six percent cumulative dividend.

Stock options and warrants

During the six months ended June 30, 2000, the Company granted 723,500 options, each to purchase one share of the Company's common stock to employees, directors and certain consultants at exercise prices ranging from $1.19 to $7.78 per share. Approximately 588,000 options were forfeited by employees during the six months ended June 30, 2000. Common stock issued in relation to the exercise of warrants and options during the six months ended June 30, 2000 totaled 174,000 shares.

On May 15, 2000, the Company entered into an agreement with a consultant to provide investor relations, public relations, and fulfillment services related to financing in exchange for warrants. A total of 200,000 warrants were issued at an exercise price of $3.00 per share and an additional 200,000 warrants were issued at an exercise price of $4.00 per share under the terms of this agreement. Vesting of the warrants commenced as follows: 25% on agreement date (May 15, 2000), 25% on June 30, 2000, and 50% on September 30, 2000. Consulting charges related to this agreement total $30,000 which represents the fair market value of the services performed through June 30, 2000. The agreement terminates on January 15, 2001 when the services are completed. The vested warrants expire on May 15, 2005.

NOTE 4 - NET LOSS PER COMMON SHARE

The computation of net loss per common share is based on the weighted-average number of shares outstanding during each period presented. Diluted loss per common share would include the dilutive potential effects of options, warrants, and convertible and reset features of series A preferred stock, but were not included in the calculation of diluted net loss per common share because their effects were antidilutive. As of June 30, 2000, there were 1,189,116 options outstanding and 749,449 warrants, each to purchase one share of common stock.

NOTE 5- EQUITY INCENTIVE PLAN

On April 18, 2000, the Board of Directors adopted the Logio, Inc. 2000 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 2,500,000 shares of the Company's common stock under the Plan. This includes 1,189,166 options, each to purchase one share of the Company's common stock, outstanding as of June 30, 2000. The Plan was approved by the Company's stockholders in June of 2000.

NOTE 6 - SUBSEQUENT EVENTS

Ticker symbol change

In July 2000, the Company changed its ticker symbol from "WCTI" to "LGIO" to reflect its name change to Logio, Inc.

Stock purchase agreement

On July 6, 2000, the Company signed a purchase agreement with four investors for the sale of 2 million shares of its common stock for a total purchase price of $1.4 million. The terms of the agreement require the deposit of $1.4 million into an escrow account before July 31, 2000. The monies will be released to the Company upon the effective registration of the shares with the Securities and Exchange Commission on or before September 30, 2000.

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

         Overview

         Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is a development stage company engaged in the development and marketing of a focused Internet site and directory which serves the needs of the business professional. From November 5, 1996 (inception) to June 30, 2000, the Company's activities related primarily to attracting employees, raising capital, purchasing assets, developing the Logio site and directory and implementing sales and marketing programs. As such, the reported financial information is not necessarily indicative of the Company's future operating results or of its future financial condition.

         Content and services found at the Company's web site, logio.com, which became available on March 19, 2000, are tailored to provide, under one roof, a broad spectrum of the information and services that are required by business people in their daily work activities. Information resources include a unique, readily accessible "drill down" directory that organizes thousands of business-oriented web sites and pages according to specific professional discipline and function. The directory is augmented by an advanced search technology that can search either the abstracts or the full text of all sites listed in the directory, and then displays the search results in a "hits-in-context" format. We couple this information with the services that the average business professional uses on a daily basis, including travel arrangements, stock quotes, investment and portfolio information, news, weather, maps, financial calculators, personal email and calendaring. These services are provided free-of-charge to the user in our showcase of content at Logio.com. This combination creates a full service destination portal designed specifically for the business professional. We intend to expand the delivery of this full service concept into other forms of commerce such as online business-to-business purchasing, and private labeling of our directory product. We also intend to expand the delivery of this concept to other electronic means of communication such as cell phones, pagers, personal digital assistants and set top boxes. It is expected that all of the electronic services will be marketed under the brand name "Logio."

         Although there is a great deal of free information accessible over the Internet, publishers still own valuable content that is not currently available on the Internet. This information can be very useful to business people. Examples of information routinely sold in print form to the business communities include research reports, market analyses, industry specific newsletters and commentary, and studies produced by analyst and research firms. We believe that the sales and delivery of this kind of content over the Internet is a logical step in the development of information distribution channels. Logio expects to take a leading role in this effort through syndication of our directory.

         Our initial revenue related to the Logio site, recorded in second quarter 2000, was derived from sales of advertising on the site. Traffic to the site ultimately drives the ability to generate such revenue. As the Company is in its development stage, it has not yet recognized significant advertising or sponsorship revenues. Our new business model is directed towards the generation of revenues from set-up and maintenance fees resulting from the sale of our directory in private label form to Internet sites and corporate intranets. We expect to emerge from the development stage in fourth quarter 2000.

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

         The Company has incurred and expects to continue to incur substantial losses and negative cash flows both on an annual basis and for interim periods. In particular, the Company intends to increase its focus and spending on brand development, sales and marketing, further product development, website content and strategic relationships. The Company has an extremely limited operating history, and its prospects are subject to the risks, costs and difficulties frequently experienced by companies in the new and rapidly changing markets for Internet products and services. To address these risks, the Company must, among other things, continue to respond to competitive forces, recruit, retain and motivate valuable and qualified employees, implement and successfully execute its advertising sales strategies, develop and market additional products and services, upgrade and maintain its technologies, and further market products and services using such technologies. There can be no assurance that the Company will successfully address these risks. As of June 30, 2000, the Company reports an accumulated deficit of $16,429,900, which includes the effects of dividends and accretion of the beneficial conversion feature of Series A Preferred stock approximating $6,534,221. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, the recently reported operations should not be considered indicative of future operating results. The Company currently expects to significantly increase its operating expenses to expand its sales and marketing strategies, to fund further site development as well as planned improvements and enhancements to the site. In the future, other Web sites and distribution channels may require payments of cash or other consideration from the Company in order to list Logio on their sites. The Company also plans to invest funds into further electronic business-to-business commerce capabilities.

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

         Results of Operations

         Comparison of Three Month Periods. Following is a comparison of our operating results for the quarter ended June 30, 2000 with the quarter ended June 30, 1999:

                  Revenues. The Company's revenue of $1,534 for the three months ended June 30, 2000 represents advertising revenues derived from our logio.com site and decreased $9,656 from revenues of $11,190 for the three months ended June 30, 1999. This decrease is due to the discontinuation of the sales of our PC-based product ("WordCruncher") to focus on the development and operations of our logio.com site and the related Logio directory, which has only recently become available on the marketplace. Cumulative revenues since inception total $132,051 which consist primarily of the sales of our WordCruncher product and related royalties.

                  Cost of Revenues. The Company's cost of revenues of $300,746 for the three months ended June 30, 2000 includes the cost of Logio services, hosting, support and monitoring related to the logio.com site. Cost of revenues for the three months ended June 30, 1999 totals $3,849 and relates to license fees to a university for technology re-sold in our WordCruncher product. This product has been discontinued in order to focus on the development and operations of our logio.com site and the related Logio directory, which has only recently become available on the marketplace. Cumulative cost of revenues since inception total $332,487 and consist primarily of the cost of hosting, support and monitoring related to the operations of Logio products and services.

                  Research and Development. Research and development expenses increased 216% to $645,983 for the three months ended June 30, 2000, an increase of $441,748 from the $204,235 for the three months ended June 30, 1999. The increase in research and development expenses is due primarily to a significant increase in the number of employees and consultants engaged in continued site and directory development and enhancement, and for the retention of other third party service providers related to other site content. Cumulative research and development costs since inception total $3,150,224 and relate primarily to our recent release of the Logio site and directory to the marketplace.

                  Selling and Marketing. Sales and marketing expenses increased 118% to $193,289 for the three months ended June 30, 2000, an increase of $104,494 from the $88,795 for the three months ended June 30, 1999. The increase in selling and marketing expenses is due primarily to compensation to employees related to the efforts of our sales team in acquiring contracts for the syndication of our directory product. We have also continued the use of certain consulting services related to branding, the planning of sales strategies, public relations, and the providing of advertising to our logio.com site during the three months ended June 30, 2000. Cumulative selling and marketing expenses since inception total $1,623,370 and are comprised of consulting services for the planning of marketing and sales strategies, public relations, and employee salaries related to marketing and sales.

                  General and Administrative. General and administrative expenses increased 11% to $359,122 for the three months ended June 30, 2000, an increase of $35,421 from the $323,701 for the three months ended June 30, 1999. The increase in general and administrative expenses is primarily due to accounting and legal professional fees related to contracts, employee equity incentive plan and our public filings, the addition of one employee to our finance department and increasing our leased building space in second quarter 2000, and obtaining additional insurance. Cumulative general and administrative charges since inception total $2,414,468 and relate primarily to professional fees, management, compensation for finance and investor relations employees and other office and leasing charges.

                  Depreciation and Amortization. Depreciation and amortization increased 911% to $205,156 for the three months ended June 30, 2000, an increase of $184,873 from $20,283 for the six months ended June 30, 1999. The increase in depreciation and amortization is due to the purchase of computer equipment and software technology required to release and maintain the Logio site and related Logio directory, mostly in 1999, and the related depreciation charge for the three months ended June 30, 2000. Cumulative depreciation and amortization expenses incurred since inception total $596,997.

                  Total Operating Expenses. Our operating expenses increased 48% to $1,618,256 during the three months ended June 30, 2000 an increase of $527,024 from $1,091,232 for the three months ended June 30, 1999. This is due primarily to the continued efforts to develop the infrastructure of the logio.com site and the Logio directory, bring existing products and services to the marketplace and to develop new and innovative ideas for implementation on the site and directory. We believe that planned expansion of Logio products, further improvements and enhancement of the site and directory, and establishing brand recognition in the professional business arena are all elements of its future success.

                  Compensation Expense for Stock Options. Compensation expense for stock options decreased 53% to $214,706 for the three months ended June 30, 2000, a decrease of $239,512 from $454,218 for the three months ended June 30, 1999. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period. The decrease represents the forfeiture of approximately 588,334 options, management's efforts to discontinue granting of options at an exercise price less than fair market value in second quarter of 2000, and the completion of vesting periods for certain employee options.

                  Interest Income. Interest income decreased 85% to $9,913 for the three months ended June 30, 2000, a decrease of $56,365 from $66,278 for the three months ended June 30, 1999. The decrease reflects the continued use of cash balances and short-term investments over the three months ended June 30, 2000 to fund operations.

                  Interest Expense. Interest expense totaled $31,417 for the three months ended June 30, 2000 an increase of $30,749 from $668 for the three months ended June 30, 1999. The increase is due primarily to capital leases entered into subsequent to the three months ended June 30, 1999.

                  Net Loss. Net loss increased 90% to $1,938,972 for the three months ended June 30, 2000 an increase of $920,691 compared to a net loss of $1,018,281 for the three months ended June 30, 1999. The increase in net loss is a result of our increased costs and expenses associated with the continued research, development, marketing and implementation of the Logio website and related directory and their operations.

                  Net Loss Attributable to Common Stockholders. The accretion of the beneficial conversion feature of the Series A Preferred Stock was fully recognized by fiscal year end 1999. As such, net loss attributable to common shareholders is equivalent to net loss and totals $1,938,972 for the three months ended June 30, 2000. Net loss attributable to common stockholders for the three months ended June 30, 1999 totals $3,897,416 after giving effect to the dividends and accretion of the beneficial conversion feature of Series A
Preferred Stock recognized for the three months ended June 30, 1999 totaling $2,879,135. This resulted in an increase to additional paid-in capital and a corresponding increase in accumulated deficit during the quarter.

         Comparison of Six Month Periods. Following is a comparison of our operating results for the six months ended June 30, 2000 with the six months ended June 30, 1999:

                  Revenues. The Company's revenue of $1,534 for the six months ended June 30, 2000 represents advertising revenues derived from our logio.com site and decreased $12,538 from revenues of $14,072 for the six months ended June 30, 1999. This decrease is due to the discontinuation of the sales of our PC-based product ("WordCruncher") to focus on the development and operations of our logio.com site and the related Logio directory, which has only recently become available on the marketplace.

                  Cost of Revenues. The Company's cost of revenues of $300,746 for the six months ended June 30, 2000 include the cost of Logio services, hosting, support and monitoring related to the logio.com site. Cost of revenues for the six months ended June 30, 1999 totals $4,099 and relates to license fees to a university for technology re-sold in our WordCruncher product. This product has been discontinued in order to focus on the development and operations of our logio.com site and the related Logio directory, which has only recently become available on the marketplace.

                  Research and Development. Research and development expenses increased 372% to $1,558,834 for the six months ended June 30, 2000, an increase of $1,228,766 from the $330,068 for the six months ended June 30, 1999. The increase in research and development expenses is due primarily to a significant increase in the number of employees and consultants engaged in continued site and directory development and enhancement, and for the retention of other third party service providers related to other site content. This increase relates to the recent release of the Logio site and the related Logio directory to the marketplace.

                  Selling and Marketing. Sales and marketing expenses increased 256% to $629,834 for the six months ended June 30, 2000, an increase of $452,880 from the $176,955 for the six months ended June 30, 1999. The increase in selling and marketing expenses is due primarily to compensation to employees and consultants related to significant planning of the sales strategies, public relations, and advertising and branding campaigns in the first quarter of 2000 related to the release of the Logio site to the marketplace

                  General and Administrative. General and administrative expenses increased 23% to $649,790 for the six months ended June 30, 2000, an increase of $122,128 from the $527,662 for the six months ended June 30, 1999. The increase in general and administrative expenses is primarily due to accounting and legal professional fees related to contracts, employee equity incentive plan and our public filings, the addition of one employee to our finance department subsequent to second quarter 1999, increasing our leased building space, and obtaining additional insurance.

                  Depreciation and Amortization. Depreciation and amortization increased 937% to $401,003 for the six months ended June 30, 2000, an increase of $362,343 from $38,660 for the six months ended June 30, 1999. The increase in depreciation and amortization is due to the purchase of computer equipment and software technology required to release and maintain the Logio site and related Logio directory, mostly in first quarter 2000, and the related depreciation charge for the six months ended June 30, 2000.

                  Total Operating Expenses. Our operating expenses increased significantly during the six months ended June 30, 2000 over the six months ended June 30, 1999. This is due primarily to the continued efforts to develop the infrastructure of the logio.com site and the Logio directory, bring existing products and services to the marketplace and to develop new and innovative ideas for implementation on the site and directory. We believe that planned expansion of Logio products, further improvements and enhancement of the site and directory, and establishing brand recognition in the professional business arena are all elements of its future success.

                  Compensation Expense for Stock Options. Compensation expense for stock options decreased 18% to $580,843 for the six months ended June 30, 2000, a decrease of $124,344 from $705,187 for the six months ended June 30, 1999. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period. The decrease represents the forfeiture of approximately 588,334 options, management's efforts to discontinue granting of options at an exercise price less than fair market value in second quarter of 2000, and the completion of vesting periods for certain employee options.

                  Interest Income. Interest income decreased 64% to $34,835 for the six months ended June 30, 2000, a decrease of $62,412 from $97,247 for the six months ended June 30, 1999. The decrease reflects the continued use of cash balances and short-term investments over the six months ended June 30, 2000 to fund operations.

                  Interest Expense. Interest expense totaled $62,991 for the six months ended June 30, 2000 an increase of $60,082 from $2,909 for the six months ended June 30, 1999. The increase is due primarily to capital leases entered into subsequent to the six months ended June 30, 1999.

                  Net Loss. Net loss increased 148% to $4,147,672 for the six months ended June 30, 2000 an increase of $2,473,451 compared to a net loss of $1,674,221 for the six months ended June 30, 1999. The increase in net loss is a result of our increased costs and expenses associated with the ontinued research, development, marketing and implementation of the Logio website and related directory and their operations.

                  Net Loss Attributable to Common Stockholders. The accretion of the beneficial conversion feature of Series A Preferred Stock was fully recognized by fiscal year end 1999. The remaining cumulative 6% dividend to each of the Series A Preferred stockholders was recognized in the first quarter 2000 totaling $64,360. As such, net loss attributable to common shareholders totals $4,212,032 for the six months ended June 30, 2000. Net loss attributable to common stockholders for the six months ended June, 1999 totals $6,394,115 after giving affect to the dividends and accretion of the beneficial conversion feature of Series A Preferred Stock recognized during the first six months of 1999 totaling $4,719,894. This resulted in an increase to additional paid-in capital and a corresponding increase in accumulated deficit during the quarters.

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

         As of June 30, 2000, we had $688,005 in cash and short-term investments, $2,556,116 in total assets and total liabilities of $2,015,751. As of June 30, 2000, we have negative working capital of $532,625, an accumulated deficit of $16,429,900 (a significant portion of which is due to dividends and accretion of the beneficial conversion feature of the Series A Preferred Stock) and total stockholders' equity of $540,365.

         We used $2,704,241 in cash for operations during the six months ended June 30, 2000.

         Cash totaling $105,364 was used in investing related activities for purchases of property and equipment during the six months ended June 30, 2000. Short-term investments were sold for cash totaling $1,113,170 during the six months ended June 30, 2000.

         Cash provided by financing activities during the six months ended June 30, 2000 includes $907,600 from the exercise of options and warrants. We purchased $51,869 of equipment during the six months ended June 30, 2000 by entering into capital lease agreements. Cash used to pay financing activities for capital leases and other long-term obligations totals $448,196 during the six months ended June 30, 2000. We paid a cumulative stock dividend of 6% to the Series A Preferred stockholders during the first quarter of 2000 totaling 61,650 shares of our common stock.

         As of  June  30,  2000,  we had no  material  commitments  for  capital
expenditures   for  the  remainder  of  fiscal  year  2000.  Our  capital  lease obligations totaling $425,395 are due through February, 2002.

         In June 2000, we received $500,000 in cash from three of our major shareholders and officers in exchange for an 8% note, which is due in July 2001, and in July 2000, we completed the private placement of 2,000,000 of our common shares for $1.4 Million. The purchase price for these shares will be paid to us at the closing of the transaction, which will occur when the Securities and Exchange Commission declares a registration statement for the shares effective. If the registration statement is not declared effective by September 30, 2000, we are obligated to pay the investors liquidated damages of 5% per month for every 30-day period the statement is not effective. The investors have the right to terminate the agreement if the registration statement is not declared effective by October 31, 2000.

         We estimate that the proceeds from the June 2000 loan, the July private placement of our common shares and the funds that we have on hand will be sufficient to fund our operations through the end of 2000. We expect to continue to generate negative cash flows for at least the next several quarters. We expect that a portion of our cash requirements will be met through revenues from operations. The Company anticipates that its principal liquidity needs over the next twelve months will be met with proceeds generated from private offerings of its securities. There can be no assurance that the offerings will take place or that the proceeds of such offerings will be adequate to meet the Company's needs. The Company is currently negotiating with a party to obtain a credit facility in the event private offerings are not secured. Our need to raise external capital in the future will depend on many factors, including, but not limited to, the rate of sales growth and market acceptance of our products and services, the amount and timing of our necessary and continuing research and development expenditures, the amount and timing of our expenditures to sufficiently market and promote our Logio site and the Logio brand name and the timing of any new product introductions.

         We currently estimate that we will require between $15 and $20 million to continue to develop our products and operate in accordance with our business plan through 2001. The actual costs will depend on a number of factors, including:

o Our ability to negotiate favorable prices for purchases of necessary portal components o the number of our customers (traffic) and advertisers o the services for which they subscribe o the nature and success of the services which we offer o regulatory changes, and o changes in technology.

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

         In March 2000, the Company issued 12,000 shares of its common stock for the exercise of stock options and cash of $1,200.

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

         In April 2000 the Company issued 2,000 shares of its common stock for the exercise of stock options and cash of $200.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Matters Submitted to a Vote of the Company's Stockholders

         The following matters were submitted to a vote of the Company's stockholders during the fiscal quarter ending June 30, 2000:

          The  election of six directors to the Company's Board of Directors;

          The ratification of Grant Thornton, LLP, as the Company's independent auditors for the fiscal year ending December 31, 2000;

          The  adoption of the Company's 2000 Equity Incentive Plan; and

          The  change  of  the  Company's  name  from   "WordCruncher   Internet
          Technologies, Inc." to "Logio, Inc."

All four of the matters were approved by the requisite vote of the Company's stockholders.

Item 5.  Other Information

         None.

Item 6.       Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)      EXHIBITS.

         None.

         (b).     REPORTS ON FORM 8-K

         On March 1, 2000, the Company filed a Current Report of Form 8-K, relating to the engagement of Grant Thornton, LLP as the Company's auditor for the 1999 fiscal year, and the dismissal of Crouch Bierwolf & Chisholm, P.C., which had served as the Company's independent accountants since1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LOGIO, INC.


Date:  July 26, 2000        By: /s/ Thomas Eldredge
                                 -------------------
                                  Thomas Eldredge, Senior Vice President,
                                  Chief Financial Officer, and Secretary