Form 10-Q
period 2000-09-30
LOGIO INC
filed 2000-11-02
CIK 1085278

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No __

As of October 31, 2000 18,425,830 shares of registrant's Common Stock, par value $0.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements Required by Form 10-Q

     The accompanying unaudited consolidated financial statements of Logio, Inc., formerly WordCruncher Internet Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the notes herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                                 Logio, Inc.
                        (a development stage company)

                         CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                                   September 30, December 31,
                                                        2000        1999
                                                   ------------- -------------
CURRENT ASSETS                                      (Unaudited)
  Cash and cash equivalents                        $    171,226  $  1,055,371
  Short term investments                                      -     1,462,147
  Accounts receivable, net of allowance for
     doubtful accounts of $6,000
     as of September 30, 2000
     (none as of December 31, 1999)                      28,815           736
  Interest receivable                                         -         1,983
  Note receivable                                             -         1,955
  Prepaid assets                                         68,748       311,199
                                                   ------------- -------------

     Total current assets                               268,789     2,833,391
                                                   ------------- -------------

PROPERTY & EQUIPMENT, net                             1,480,493     1,930,335

OTHER ASSETS                                              5,811         6,011
                                                   ------------- -------------

                                                   $  1,755,093  $  4,769,737
                                                   ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term capital
   lease obligations                               $    312,880  $    299,983
  Accounts payable (Note 2)                              99,866       306,349
  Accrued expenses                                       57,091        86,319
  Note payable (Note 2)                                  96,116       659,682
                                                   ------------- -------------

     Total current liabilities                          565,953     1,352,333

CAPITAL LEASE OBLIGATIONS, less current maturities       38,582       253,350

COMMITMENTS AND CONTINGENCY (Notes 2, 6 and 7)                -             -

STOCKHOLDERS' EQUITY (Notes 3, 4, 5 and 6)
  6% preferred stock, par value $0.01; liquidation
   preference $1,000; authorized 15,000 shares;
   issued and outstanding none as of September 30,
   2000 and 6,300 as of December 30, 1999                     -            63
  Common stock, par value $0.001; authorized
   60,000,000 shares; issued and outstanding
   17,270,830 as of September 30, 2000 and
   11,891,002 as of December 31, 1999                    17,271        11,891
  Additional paid-in capital                         18,371,258    15,362,028
  Accumulated other comprehensive income                      -         7,940
  Deficit accumulated during the development stage  (17,237,971)  (12,217,868)
                                                   ------------- -------------

     Total stockholders' equity                       1,150,558     3,164,054
                                                   ------------- -------------

                                                   $  1,755,092  $  4,769,737
                                                   ============= =============




The accompanying notes are an integral part of these financial statements

                                 Logio, Inc.
                        (a development stage company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                        Cumulative
                        amounts           Three months ended         Nine months ended
                        since                 September 30,              September 30,
                        inception          2000         1999          2000         1999
                        ------------- ------------- ------------- ------------- -------------
Revenues
  Advertising           $      2,180  $        646  $          -  $      2,180  $          -
  Product                    130,517             -         1,213             -        15,285
                        ------------- ------------- ------------- ------------- -------------
                             132,697           646         1,213         2,180        15,285

Cost of sales                472,648       140,161           231       440,907         4,330
                        ------------- ------------- ------------- ------------- -------------

   Gross profit (loss)      (339,951)     (139,515)          982      (438,727)       10,955
                        ------------- ------------- ------------- ------------- -------------

Research and development   3,263,488       113,264       266,379     1,672,316       596,395

Selling and marketing
  expenses                 1,651,787        28,417       357,046       658,034       534,000

General and
  administrative           2,740,861       326,393       252,989       976,183       780,651

Depreciation and
  amortization               802,134       205,137        42,288       606,141        80,949

Compensation expense
  for stock options        2,083,853        50,400       430,801       631,242     1,135,988
                        ------------- ------------- ------------- ------------- -------------

   Total operating
    expenses              10,542,123       723,611     1,349,503     4,543,916     3,127,983
                        ------------- ------------- ------------- ------------- -------------

   Loss from operations  (10,882,074)     (863,126)   (1,348,521)   (4,982,643)   (3,117,028)

Other income (expense)

  Interest income            261,665        20,167        61,181        55,002       158,428
  Financing charges
    (Note 3)                (133,703)     (133,703)            -      (133,703)            -
  Interest expense          (151,661)      (33,431)         (652)      (96,422)       (3,561)
  Loss on disposal of
    equipment                 (2,215)       (2,215)            -        (2,215)            -
                        ------------- ------------- ------------- ------------- -------------
                             (25,914)     (149,182)       60,529      (177,338)      154,867
                        ------------- ------------- ------------- ------------- -------------
  Loss before
    extraordinary item   (10,907,988)   (1,012,308)   (1,287,992)   (5,159,981)   (2,962,161)

  Extraordinary gain
    (Notes 2 and 3)          204,238       204,238             -       204,238             -
                        ------------- ------------- ------------- ------------- -------------

       NET LOSS          (10,703,750)     (808,070)   (1,287,992)   (4,955,743)   (2,962,161)

Deduction for dividends
  and accretion           (6,534,221)            -    (1,519,113)      (64,360)   (6,239,007)

Net loss attributable to
  common stockholders   $(17,237,971) $   (808,070) $ (2,807,105) $ (5,020,103) $ (9,201,168)
                        ============= ============= ============= ============= =============
Net loss per common
share - basic and
diluted (Note 4):

  Before extraordinary
   item and deduction
   for dividends and
   accretion            $      (1.39) $      (0.06) $      (0.11) $      (0.38) $      (0.25)

  Extraordinary gain            0.03          0.01             -          0.02             -

  Deduction for dividends
   and accretion               (0.83)            -         (0.13)        (0.01)        (0.52)
                        ------------- ------------- ------------- ------------- -------------
  Net loss per common
   share attributable
   to common
   stockholders         $      (2.19) $      (0.05) $      (0.24) $      (0.37) $      (0.77)
                        ============= ============= ============= ============= =============
Weighted-average number
  of shares outstanding-
  basic and diluted        7,839,426    16,644,408    11,881,611    13,509,126    11,879,881
                        ============= ============= ============= ============= =============




The accompanying notes are an integral part of these financial statements


                                Logio, Inc.
                       (a development stage company)

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             Nine months ended September 30, 2000 (unaudited)
              and years ended December 31, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996


                                                                                                             Deficit
                                                                                             Accumulated   accumulated
                                                                                 Additional     other       during the
                                Price per  Preferred Stock     Common Stock       paid-in    comprehensive development
                          Date   share     Shares   Amount    Shares    Amount    capital       income        stage
                         ------ --------- -------- -------- ----------- ------- ------------ ------------ ------------
Balances at November 5,
  1996                        -  $     -        -  $     -           -  $    -  $         -  $         -  $         -

Net loss                      -        -        -        -           -       -            -            -            -
                                          -------- -------- ----------- ------- ------------ ------------ ------------
Balances at December 31,
  1996                        -        -        -        -           -       -            -            -            -

Issuance of stock for
  cash to organizers     Jan-97    0.001        -        -     622,500     623           52            -            -

Issuance of stock for
  cash                   Feb-97    0.001        -        -      67,500      67            8            -            -

Issuance of stock for
  licence agreement      Feb-97        -        -        -     110,742     111         (111)           -            -

Issuance of stock to
  employees for
  services               Sep-97    0.333        -        -     252,450     252       83,898            -            -

Issuance of stock for
  services               Aug-97    1.092        -        -      37,875      38       41,337            -            -

Net loss for the year         -        -        -        -           -       -            -            -     (335,218)
                                          -------- -------- ----------- ------- ------------ ------------ ------------
Balances at December 31,
  1997                        -        -        -        -   1,091,067   1,091      125,184            -     (335,218)


                                   (Continued)



                                   Logio, Inc.
                          (a development stage company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                Nine months ended September 30, 2000 (unaudited)
                 and years ended December 31, 1999, 1998, 1997,
        and period from November 5, 1996 (inception) to December 31, 1996



                                                                                                             Deficit
                                                                                             Accumulated   accumulated
                                                                                 Additional     other       during the
                                Price per  Preferred Stock     Common Stock       paid-in    comprehensive development
                          Date   share     Shares   Amount    Shares    Amount    capital       income        stage
                         ------ --------- -------- -------- ----------- ------- ------------ ------------ ------------
Issuance of stock
  for cash               Jul-98     4.17        -        -     120,000     120      499,880            -            -

Reverse acquisition and
  reorganization
  adjustment             Jul-98        -        -        -   9,885,435   9,886       (8,550)           -            -

Issuance of stock
  for cash               Jul-98     0.725       -        -     690,000     690      499,310            -            -

Issuance of stock for
 debt conversion         Jul-98     0.96        -        -      13,500      13       12,987            -            -

Issuance of stock for
 services                Oct-98     1.90        -        -      39,000      39       70,161            -            -

Issuance of stock for
  software technology    Oct-98     1.80        -        -      13,000      13       23,387            -            -

Issuance of stock for
 insurance coverage      Nov-98     1.00        -        -      25,000      25       24,975            -            -

Net loss for the year         -        -        -        -           -       -            -            -     (482,909)
                         ------ --------- -------- -------- ----------- ------- ------------ ------------ ------------
Balances at December 31,
  1998                        -        -        -        -  11,877,002  11,877    1,247,334            -     (818,127)




                                   (continued)

                                   Logio, Inc.
                          (a development stage company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                Nine months ended September 30, 2000 (unaudited)
                 and years ended December 31, 1999, 1998, 1997,
        and period from November 5, 1996 (inception) to December 31, 1996



                                                                                                             Deficit
                                                                                             Accumulated   accumulated
                                                                                 Additional     other       during the
                                Price per  Preferred Stock     Common Stock       paid-in    comprehensive development
                          Date   share     Shares   Amount    Shares    Amount    capital       income        stage
                         ------ --------- -------- -------- ----------- ------- ------------ ------------ ------------
Issuance of warrants for
 consulting services     Jan-99        -        -        -           -       -      258,000            -            -

Issuance of preferred
 stock for cash, net of
 offering costs          Feb-99   1,000     6,100       61           -       -    5,719,839            -            -

Issuance of preferred
 stock for cash, net of
 offering costs          Mar-99   1,000       200        2           -       -      187,998            -            -

Issuance of common stock
 for exercise of options Jun-99   0.11          -        -      2,000        2       21,998            -            -

Issuance of common stock
 for exercise of options Aug-99   0.10          -        -      4,000        4          396            -            -

Issuance of common stock
 for conversion of debt  Dec-99   3.25          -        -      8,000        8       25,992            -            -

Issuance of stock
 options to employees    Jan-
 for compensation        Dec 99      -          -        -          -        -    1,430,610            -            -

Accretion of intrinsic
 value of preferred       Feb-
 stock                   Dec 99      -          -        -          -        -    6,131,944            -   (6,131,944)

Dividends on preferred    Feb-
 stock                   Dec 99      -          -        -          -        -      337,917            -     (337,917)

Unrealized gain on
 short-term investments        -     -          -        -          -        -            -        7,940            -

Net Loss for the year          -     -          -        -          -        -            -            -   (4,929,880)
                                          -------- -------- ----------- ------- ------------ ------------ ------------
Balances at December 31,
   1999                        -     -      6,300       63  11,891,002  11,891   15,362,028        7,940  (12,217,868)


                                   (Continued)



                                   Logio, Inc.
                          (a development stage company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                Nine months ended September 30, 2000 (unaudited)
                 and years ended December 31, 1999, 1998, 1997,
        and period from November 5, 1996 (inception) to December 31, 1996



                                                                                                             Deficit
                                                                                             Accumulated   accumulated
                                                                                 Additional     other       during the
                                Price per  Preferred Stock     Common Stock       paid-in    comprehensive development
                          Date   share     Shares   Amount    Shares    Amount    capital       income        stage
                         ------ --------- -------- -------- ----------- ------- ------------ ------------ ------------
Issuance of common stock
 for exercise of options  Jan 00    0.10        -        -       2,000       2          198           -             -

Issuance of common stock
 for exercise of warrants Jan 00    5.00        -        -     100,000     100      499,900           -             -

Conversion of preferred
 stock to common stock    Feb 00       -   (2,500)     (25)    248,016     248         (223)          -             -

Issuance of common stock
 for exercise of options  Mar 00    0.10        -        -      12,000      12        1,188           -             -

Issuance of common stock
 for exercise of warrants Mar 00    7.00        -        -      58,000      58      405,942           -             -

Conversion of preferred
 stock to common stock    Mar 00       -   (3,800)     (38)    376,984     377         (339)          -             -

Issuance of common stock
 for reset shares         Mar 00       -        -        -     727,756     728         (728)          -             -

Dividends on preferred    Jan-
 stock                    Mar 00       -        -        -           -       -       64,360           -       (64,360)

Issuance of common stock
 for preferred dividends
 paid                     Mar-00       -        -        -      61,650      62          (62)          -             -

Issuance of common stock
 for exercise of options  Apr-00    0.10        -        -       2,000       2          198           -             -

Issuance of stock for
 conversion of notes                0.20-
 payable (Note 3)         Sep-00    0.2510      -        -   3,165,000   3,165      806,514           -             -

Issuance of stock for
 conversion of notes
 payable to shareholders            0.81-
 (Notes 2 and 3)          Sep-00    0.82        -        -     626,422     626      511,040           -             -

Issuance of warrants
 for consulting           May -
 services                 Sep 00       -        -         -          -       -       90,000           -             -

Issuance of stock options
 to employees for         Jan -
 compensation             Sep 00       -        -         -          -       -      631,242           -             -

Unrealized gain on        Jan-
 marketable securities    Sep 00       -        -         -          -       -            -       6,071             -

Net realized gain on      Jan-
 marketable securities    Jun 00       -        -         -          -       -            -     (14,011)            -

Net loss for the interim
 period ended September
 30, 2000                     -        -        -         -          -       -            -           -    (4,955,743)
                                          -------- -------- ----------- ------- ------------ ------------ ------------
Balances at September 30,
 2000                         -        -        -  $      -  17,270,830 $17,271 $18,371,258  $        -  $(17,237,971)
                                          ======== ======== =========== ======= ============ ============ ============



The accompanying notes are an integral part of this financial statement





                              Logio, Inc.
                     (a development stage company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                  Cumulative
                                                  amounts              Nine months
                                                  since            ended September 30,
                                                  inception         2000          1999
                                                  ------------- ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
   Net loss                                       $(10,703,750) $ (4,955,743) $ (2,962,161)
   Adjustments to reconcile net loss
    to net cash used in operating activities
     Depreciation & amortization                       802,134       606,141        80,949
     Loss on disposal of equipment                       2,215         2,215             -
     Bad debt expense                                    6,000         6,000             -
     Financing charge for stock conversion             133,703       133,703             -
     Issuance of common stock and options
       for compensation and other expenses           2,083,853       631,242     1,135,988
     Issuance of warrants for consulting services      348,000        90,000       171,552
     Extraordinary gain                               (204,238)     (204,238)            -
   Changes in assets and liabilities
     Accounts receivable                               (34,815)      (34,079)       (1,485)
     Interest receivable                                     -         1,983        (3,840)
     Prepaid expenses and other assets                 (68,748)      242,451        15,294
     Accounts payable                                   99,866       (77,336)       56,428
     Accrued expenses                                   57,091       (14,586)        7,607
                                                  ------------- ------------- -------------

         Total adjustments                           3,225,061     1,383,496     1,462,493
                                                  ------------- ------------- -------------

         Net cash used in operating activities      (7,478,689)   (3,572,247)   (1,499,668)
                                                  ------------- ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment               (1,387,428)      (92,829)     (751,981)
  (Increase) decrease in short-term investments              -     1,454,207    (3,065,648)
  Repayment of notes receivable from related
    parties                                            117,700         1,955             -
  Notes receivable issued to related parties          (117,700)            -        97,531
  (Increase) decrease in other assets                   (5,811)          200        (5,076)
                                                  ------------- ------------- -------------
         Net cash provided by (used in)
            investing activities                    (1,393,239)    1,363,533    (3,725,174)
                                                  ------------- ------------- -------------
Cash flows from financing activities
  Proceeds from issuance of common stock             2,292,762       907,600        22,400
  Proceeds form issuance of preferred stock          6,300,000             -     6,300,000
  Cash paid for fees associated with preferred
    stock issuance                                    (392,100)            -      (392,100)
  Proceeds from issuance of notes payable
     to related parties                              1,423,000     1,423,000             -
  Principal payments of notes payable to
     related parties                                  (250,000)     (250,000)            -
  Principal payments under capital lease
     obligations                                      (532,401)     (267,556)      (16,006)
  Proceeds from issuance of long term
     obligations and notes payable                     998,682             -             -
  Principal payments of long-term obligations
     and notes payable                                (796,789)     (488,475)     (120,000)
                                                  ------------- ------------- -------------

         Net cash provided by financing activities   9,043,154     1,324,569     5,794,294
                                                  ------------- ------------- -------------

         Net increase (decrease) in cash and
           cash equivalents                            171,226      (884,145)      569,452

Cash and cash equivalents at beginning of period             -     1,055,371       425,702
                                                  ------------- ------------- -------------

Cash and cash equivalents at end of period        $    171,226  $    171,226  $    995,154
                                                  ============= ============= =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest     $    147,679  $     98,551  $      3,673
     Cash paid during the period for income taxes            -             -             -


                           Logio, Inc.
                  (a development stage company)

        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (Unaudited)

Non-cash financing activities:

      During the nine months ended September 30, 2000 and 1999, the Company purchased $65,685 and $3,594, respectively, in property and equipment through capital lease obligations.

      Also during the nine months ended September 30, 2000, a total of 6,300 shares of the Company's convertible preferred stock were converted into 625,000 shares of the Company's common stock. Convertible preferred shareholders were also issued 727,756 and 61,650 shares of the Company's common stock during the nine months ended September 30, 2000 for reset provisions and cumulative dividends, respectively (Note 3).

      During the nine months ended September 30, 2000, the Company settled $244,670 in vendor payables for $51,225 in cash and $70,000 in stock. These settlements resulted in $123,445 of forgiven debt and extraordinary gain.

      During the nine months ended September 30, 2000, the Company settled $290,793 in notes payable and accrued interest for $210,000 in cash. This settlement resulted in $80,793 of forgiven debt and extraordinary gain.

      During the nine months ended September 30, 2000, the Company converted a total of $676,246 in debt and interest to 3,165,000 shares of the Company's common stock at prices ranging from $0.2012 to $0.2510 per share. The conversions resulted in a financing charge of $133,703 representing those conversions with price differences between fair market values of the common stock on the dates of conversion and the conversion prices.

      During the nine months ended September 30, 2000, the Company converted a total of $500,000 in notes payable to shareholders and interest of $11,666 into 626,422 shares of the Company's common stock at prices ranging from $0.81 to $0.82 per share. The conversions resulted in an extraordinary gain of $315,909 representing those conversions with price differences between fair market values of the common stock on the dates of conversion and the conversion prices.

The accompanying notes are an integral part of these financial statements

                           Logio, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and 1999
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (the Company) is a development stage company engaged in the development and marketing of a focused Internet directory and search engine which serves the needs of the business professional.

The Company commenced planned principal operations on March 19, 2000 of its Internet portal and directory, but has not produced any significant revenues.

On September 29, 2000, the Company changed its focus from its business Internet portal to its continuing developmental efforts on the Logio business directory.

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain prior period balances have been reclassified to conform with current period presentation.

NOTE 2 - SETTLEMENT OF LIABILITIES

During the nine months ended September 30, 2000, the Company settled $244,670 of vendor payables for $51,225 in cash and $70,000 in stock. These settlements resulted in $123,445 of forgiven debt and extraordinary gain.

Also during the nine months ended September 30, 2000, the Company settled $290,793 in notes payable and accrued interest for $210,000 in cash. This settlement resulted in $80,793 of forgiven debt and extraordinary gain.

                           Logio, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and 1999
                           (Unaudited)


NOTE 2 - SETTLEMENT OF LIABILITIES (Continued)

In June 2000, the Company was loaned $500,000 from three principal shareholders and officers of the Company in exchange for notes payable bearing interest of 8% annually. Principal and interest were due in full on July 1, 2001. The notes were not collateralized. On September 26, 2000 the Company converted the notes and $11,666 of accrued interest into 626,422 of the Company's common stock at $0.81 to $0.82 per share, which represents prices in excess of the fair market value ($0.3125) of the common shares on the date of conversion.

The Company was also released from approximately $406,000 of other long-term commitments with certain of its vendors that would have expired through April 2002 by obtaining releases and giving consideration through settlements as discussed above.

NOTE 3 - SHAREHOLDERS' EQUITY

Preferred stock conversion
--------------------------
In February and March 2000, holders of the Company's convertible preferred stock converted 6,300 preferred shares into 625,000 common shares. The
preferred stockholders also received   727,756 shares of the Company's common
stock in conjunction with the "reset" provisions of the preferred stock agreement. Common stock totaling 61,650 shares were also issued to preferred shareholders representing a six percent cumulative dividend.

Stock purchase agreement
------------------------
On July 6, 2000, the Company signed a purchase agreement with five investors for the sale of two million shares of its common stock for a total purchase price of $1.4 million. The terms of the agreement required the deposit of $1.4 million into an escrow account before July 31, 2000. The monies were agreed to be released to the Company upon the effective registration of the shares with the Securities and Exchange Commission on or before October 31, 2000. In September 2000, the Securities and Exchange Commission declared the registration effective. As of September 30, 2000, the investors have not released the funds and are in default of the agreement.

Conversion of notes payable to equity
-------------------------------------
In September 2000, the Company was advanced a total of $603,000 from various parties to fund the settlement of liabilities in the form of notes payable. Also in September 2000 the Company then converted the notes payable and $2,976 of accrued interest into 2,815,000 of the Company's common stock at prices ranging from $0.2012 to $0.251 per share. The conversion prices did not represent the fair market value of the common shares on the date of conversion. As such, the Company incurred $88,576 in financing charges.

                           Logio, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and 1999
                           (Unaudited)


NOTE 3 - SHAREHOLDERS' EQUITY (Continued)

Conversion of notes payable to equity - continued
-------------------------------------------------
In September 2000, a corporation assumed $130,045 in liability from one of the Company's vendors. Also in September 2000, the Company converted $70,000 of this liability into 350,000 shares of the Company's common stock and was forgiven of $60,045 in liability by the assuming creditor (as discussed above). The liability was converted at $0.20 per share, which did not represent the fair market value of the Company's common shares on the date of conversion. As such, the Company incurred $45,127 in financing charges.

As discussed in Note 2, in September 2000, the Company converted $511,666 of notes payable and interest to shareholders to 626,422 shares of its common stock. The fair market value of the shares on the date of conversion was $0.3125 and the conversion prices ranged from $0.81 to $0.82 per share.


NOTE 4 - NET LOSS PER COMMON SHARE

                     Cumulative
                      amounts       Three months ended         Nine months ended
                       since           September 30,              September 30,
                     inception       2000       1999            2000         1999
                    ------------ ------------ ------------- ------------- ------------
Common shares
outstanding during
the entire period             -    13,479,408    11,879,002    11,891,002   11,879,002

Weighted-average
common shares issued
during the period      7,839,426    3,165,000         2,609     1,618,124          879
                    ------------ ------------ ------------- ------------- ------------
Weighted-average
common shares used
in basic EPS           7,839,426   16,644,408    11,881,611    13,509,126   11,879,881

Dilutive effects of
potential common
shares                         -            -             -             -            -
                    ------------ ------------ ------------- ------------- ------------
Weighted-average
number of common
shares and dilutive
potential common
stock used in
diluted EPS            7,839,426   16,644,408    11,881,611    13,509,126   11,879,881
                    ============ ============ ============= ============= ============


The computation of net loss per common share is based on the weighted-average number of shares outstanding during each period presented. Diluted loss per common share would include the dilutive potential effects of options, warrants, and convertible and reset features of series A preferred stock, but were not included in the calculation of diluted net loss per common share because their effects were anti-dilutive.

                           Logio, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and 1999
                           (Unaudited)

NOTE 5 - EQUITY INCENTIVE PLAN

On April 18, 2000, the Board of Directors adopted the Logio, Inc. 2000 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 2,500,000 shares of the Company's common stock under the Plan. This includes 1,450,116 options, each to purchase one share of the Company's common stock, outstanding as of September 30, 2000. The Plan was approved by the Company's stockholders in June of 2000.

During the nine months ended September 30, 2000, the Company granted 1,283,000 options, each to purchase one share of the Company's common stock to employees, directors and certain consultants at exercise prices ranging from $0.625 to $7.7813 per share. Approximately 886,834 of these options were forfeited during the nine months ended September 30, 2000.

Common stock issued in relation to the exercise of warrants and options during the nine months ended September 30, 2000 totaled 174,000 shares.

On May 15, 2000, the Company entered into an agreement with a consultant to provide investor relations, public relations, and fulfillment services related to financing in exchange for warrants. A total of 200,000 warrants were issued at an exercise price of $3.00 per share and an additional 200,000 warrants were issued at an exercise price of $4.00 per share under the terms of this agreement. Vesting of the warrants commenced as follows: 25% on agreement date (May 15, 2000), 25% on June 30, 2000, and 50% on September 30, 2000. Consulting charges related to this agreement total $90,000 representing the fair market value of the services performed through September 30, 2000. The agreement terminates on January 15, 2001 when the services are completed. The vested warrants expire on May 15, 2005.


NOTE 6 - LETTER OF INTENT

On September 29, 2000, the Company entered into a letter of intent with Pacific WebWorks, Inc. (Pweb). The letter outlines, among other things, Pweb's intent to acquire Logio, Inc. for an estimated ratio of one Pweb common share for every 6.6 shares of Logio, Inc., which is estimated to total 2,700,000 Pweb shares. Logio, Inc. and Pweb underwent a 30-day due diligence period to evaluate and conclude the acquisition.

NOTE 7 - CONTINGENCY

The Company is currently in dispute with one of its vendors for services that were not performed adequately, not received or not requested. The vendor is currently reviewing approximately $130,000 of billings that the Company claims are erroneous. The Company intends to rigorously defend itself against any portion of the over-billings that may be re-submitted by the vendor.


NOTE 8 -  SUBSEQUENT EVENTS

Conversion of note payable to equity
------------------------------------
In October 2000, the Company was advanced $169,300 from a related party to fund the Company through the possible acquisition discussed in Note 6. The Company converted this note into 1,150,000 shares of its common stock. The conversion price did not represent the fair market value of the common shares on the date of conversion. As such, the Company incurred $83,700 in financing charges.

Issuance of stock for exercise of options
-----------------------------------------
In October 2000, the Company issued 5,000 shares of its common stock to an employee who exercised stock options.

Agreement and plan of reorganization
------------------------------------

On October 31, 2000, the Company entered into an Agreement and Plan of Reorganization (Plan) with Pweb. The Plan includes the transfer of 18,425,830 shares of the Company's common stock in exchange for 2,800,000 shares of Pweb's common stock subject to the provisions of the Plan. Pweb has also committed to file a registration statement with the Securities Exchange Commission to cover the 2,800,000 shares issued pursuant to the Plan. Upon approval of the Plan by the Company's stockholders, the Company will be a wholly owned subsidiary of Pweb.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations.

     The purpose of this section is to discuss and analyze the Company's financial condition, liquidity and capital resources and the results of operations. This analysis should be read in conjunction with the unaudited interim financial statements and related footnotes contained herein and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Overview

     Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is a development stage company engaged in the development and marketing of a focused Internet directory and search engine which serves the needs of the business professional. From November 5, 1996 (inception) to September 30, 2000, the Company's activities related primarily to attracting employees, raising capital, purchasing assets, developing WordCruncher software, the Logio site, search engine, and directory and implementing sales and marketing programs. As such, the reported financial information is not necessarily indicative of the Company's future operating results or of its future financial condition.

     Content and services found at the Company's web site, logio.com, became available on March 19, 2000, and was tailored to provide, under one roof, a broad spectrum of the information and services that are required by business people in their daily work activities. Information resources included a unique, readily accessible "drill down" directory that organizes thousands of business-oriented web sites and pages according to specific professional discipline and function. The directory is augmented by an advanced search technology that can search either the abstracts or the full text of all sites listed in the directory, and then displays the search results in a
"hits-in-context" format.    The Company intends to expand the delivery of
this full service concept into other forms of commerce such as online business-to-business purchasing, and private labeling of the Company's directory product.

     In June 2000, the board of directors, due in part to changing market conditions and ongoing operating losses, named Kenneth W. Bell as the new chief executive officer of the Company. Mr. Bell undertook an immediate evaluation of all aspects of the Company's operations, including product development, sales and marketing approaches, product positioning, employees and management, contracts and agreements, and significant costs incurred by the Company. As a result of Mr. Bell's recommendations, the Company repositioned its strategic direction, reduced headcount, re-negotiated and settled contracts, and aggressively pursued new financing sources.
Budgets were established for sales and costs related to Logio products and operations. Executive management continually monitored progress related to the Company's sales and cost reduction goals in order to reduce losses and achieve sales growth and profitability. Sales of the Company's directory did not meet budgeted expectations and, despite the measures taken to reduce costs, the Company continued to suffer losses, although at a reduced rate. As a result of these ongoing losses and the continuing decline in the market price for the Company's common stock, the Company's agreed upon funding was withdrawn and other traditional financing sources became unavailable at acceptable terms.

     Due to the continuing negative trends in the Internet industry and markets, the trading price of the Company's stock continued to decline throughout third quarter 2000. Because of these conditions and the resulting lack of funding, the Company's board of directors approved the pursuit of merger, acquirer, strategic partnership, joint partnership or other forms of continuation that could potentially provide value to the stockholders of the Company. In September 2000, the Company entered into a letter of intent with Pacific WebWorks, Inc. The letter includes Pacific WebWorks' intent to acquire Logio, Inc. for an estimated ratio of one Pacific WebWorks, Inc. common share in exchange for every 6.6 Logio, Inc. shares, which is estimated to total 2,700,000 Pacific WebWorks, Inc. shares. Logio, Inc. and Pacific WebWorks, Inc. underwent a 30-day due diligence period to evaluate and conclude the acquisition. In conjunction with the proposed sale of Logio, Inc. to Pacific WebWorks, Inc., Logio has temporarily discontinued its development activities and preliminary operations related to the Logio business directory.

     On October 31, 2000, the Company entered into an Agreement and Plan of Reorganization (Plan) with Pacific WebWorks, Inc. The Plan includes the transfer of 18,425,830 shares of the Company's common stock in exchange for 2,800,000 shares of Pacific WebWorks, Inc. common stock subject to the provision of the Plan. Pacific WebWorks, Inc. has also committed to file a registration statement with the Securities Exchange Commission to cover the 2,800,000 shares issued pursuant to the Plan. Upon approval of the Plan by the Company's stockholders, the Company will be a wholly owned subsidiary of Pacific WebWorks, Inc.

     The proposed sale of Logio, Inc. to Pacific WebWorks, Inc. is subject to the approval of the stockholders of Logio and may not be completed. In such case Logio would not have any current operations and its assets would consist of approximately $1,755,000 in total assets, which includes cash, net accounts receivable, net property and equipment and other assets. Liabilities would consist of approximately $605,000 based on its unaudited September 30, 2000 financial statements. If the sale is not completed, Logio would most likely seek to merge with another entity, sell its operations or net assets, or seek to acquire another business or operations but it may not be able to do so in the near term, if at all, with the resources available.
The Company's initial revenue related to the Logio directory has been derived from sales of advertising on the site in second and third quarters 2000. Traffic to the site ultimately drives the ability to generate such revenue.
As the Company is in its development stage, it has not yet recognized significant advertising or sponsorship revenues. The Company's current business model pending the sale of the Company to Pacific WebWorks, Inc. is directed towards the generation of revenues from set-up and maintenance fees resulting from the sale of its directory in private label form to certain Internet sites and corporate intranets. The Company is uncertain as to when it will emerge from the development stage.

     Cost of sales consist primarily of fees paid to third party service providers for use of their content and services, certain costs related to site operations, and costs related to the insertion of banner and other advertisements.

     Research and development expenses consist primarily of compensation to employees for site development, consulting services and other third party service providers.

     Selling and marketing expenses relate primarily to compensation to employees for strategic marketing, content, public relations and for other consultants and third party services.

     The Company has incurred and expects to continue to incur substantial losses and negative cash flows both on an annual basis and for interim
periods.   In particular, depending on the availability of funding, the
Company intends to increase its focus and spending on brand development, sales and marketing, further product development, website content and strategic relationships. The Company has an extremely limited operating history, and its prospects are subject to the risks, costs and difficulties frequently experienced by companies in the new and rapidly changing markets for Internet products and services. To address these risks, the Company must, among other things, continue to respond to competitive forces, recruit, retain and motivate valuable and qualified employees, develop, implement and successfully execute its sales strategies, develop and market additional products and services, upgrade and maintain its technologies, and further market products and services using such technologies. There can be no assurance that the Company will successfully address these risks. As of September 30, 2000, the Company had an accumulated deficit of $17,237,971 that included the effects of dividends and accretion of the beneficial conversion feature of Series A Preferred stock approximating $6,534,221. The extremely limited operating history of the Company makes the prediction of future results of operations difficult and, therefore, the recently reported operations should not be considered indicative of future operating results. Depending on availability of funding or completion of an acquisition of the Company, the Company expects to significantly increase its operating expenses to expand its sales and marketing strategies of its private label product, to fund further site development as well as planned improvements and enhancements to the directory.

     The Company's operating results may fluctuate significantly in the future as a result of several factors, many of which are not within the Company's control. These factors include, but are not limited to, product demand, product acceptance, Internet usage, intranet usage, seasonal trends in advertising placements and Internet usage, Internet advertisement demand, advertisement budgeting cycles of Internet advertisers, need for capital expenditures and costs relating to Company expansion, introduction of new services or products to the directory, competitive forces, price changes in the industry, technical difficulties to the site, general and industry-wide economic conditions, and the availability of service providers. As a result of changes to the competitive Internet environment, the Company may make certain service changes or acquisitions, including a possible acquisition of the Company by another entity, that could materially affect the Company's business, operations, and financial condition. The Company also expects certain seasonal effects, as it relates to advertising revenues, due to lower usage during the vacation periods and holidays. Due to all of the aforementioned factors, in some future interim periods, the Company's operating results may be adversely affected and fall below the expectations of analysts and investors. The Company also may never emerge from the development stage. In such case, the trading price of the Company's common stock would likely be materially and adversely affected.

     Early in October 2000, the Company temporarily discontinued substantial development and operations of its directory and search engine products, including a reduction in its headcount, due to funding constraints and its possible acquisition by Pacific WebWorks, Inc. The Company expects, that if acquisition of Logio, Inc. by Pacific WebWorks, Inc. is successful, its development and operational efforts will recommence.

     Results of Operations

     Comparison of Three Month Periods. Following is a comparison of the Company's operating results for the three months and ended September 30, 2000 with the three months ended September 30, 1999:

         Revenues.   The Company's revenue of $646 for the three months ended
September 30, 2000 represents advertising revenues derived from its logio.com site and decreased $567 from revenues of $1,213 for the three months ended September 30, 1999. This decrease is due to the change in focus from the sales of the Company's PC-based product ("WordCruncher") to focus on the development and operations of its logio.com site and the related Logio directory, which has only recently become available on the marketplace. Cumulative revenues since inception total $132,697 and consist primarily of the sales of the Company's WordCruncher product and related royalties.

         Cost of Sales.   The Company's cost of revenues of $140,161 for the
three months ended September 30, 2000 includes the cost of Logio services, hosting, support and monitoring related to the logio.com site. Cost of revenues for the three months ended September 30, 1999 totaled $231 and related to license fees to a university for technology re-sold in the Company's WordCruncher product. The Company has recently shifted its focus on the development and operations of its logio.com site and the related Logio directory, which has only recently become available on the marketplace. Cumulative cost of revenues since inception total $472,648 and consist primarily of the costs of hosting, support and monitoring related to the operations of Logio products and services.

         Research and Development. Research and development expenses decreased 57.5% to $113,264 for the three months ended September 30, 2000, a decrease of $153,115 from the $266,379 for the three months ended September 30, 1999. The decrease in research and development expenses is due primarily to development consulting contracts that were in effect during the three months ended September 30, 1999 that were completed or terminated by the three month period ended September 30, 2000 and the reduction of development headcount in the second and third quarters 2000. Cumulative research and development costs incurred since inception total $3,263,488 and relate primarily to development efforts associated with the Company's recent release of the Logio site and directory to the marketplace.

         Selling and Marketing. Selling and marketing expenses decreased 92% to $28,417 for the three months ended September 30, 2000, a decrease of $328,629 from the $357,046 for the three months ended September 30, 1999. The decrease in selling and marketing expenses is due, primarily, to a reduction in sales and marketing efforts in third quarter 2000 in order to cut costs. This decrease also includes the abandonment of branding efforts as a direct result of a change in the Company's business model to a private label approach, and a reduction in headcount from the discontinuation of sales and marketing personnel in Los Angeles, California, both occurring in second and third quarters 2000. The Company has terminated the use of certain consulting services related to branding, the planning of sales strategies, public relations, and the providing of advertising to its logio.com site in the second and third quarters 2000. Cumulative selling and marketing expenses since inception total $1,651,787 and are comprised mostly of consulting services for the planning of marketing and sales strategies, public relations, and employee salaries related to marketing and sales.

         General and Administrative. General and administrative expenses increased 29% to $326,393 for the three months ended September 30, 2000, an increase of $73,404 from $252,989 for the three months ended September 30, 1999. The increase in general and administrative expenses is primarily due to accounting and legal professional fees related to the Company's public filings, the addition of one employee to the Company's administration efforts, an increase in its leased building space in second quarter 2000, and obtaining additional insurance. Cumulative general and administrative charges since inception total $2,740,861 and relate primarily to professional fees, compensation for management, finance and investor relations employees and other office and leasing charges.

        Depreciation and Amortization. Depreciation and amortization increased $162,849 to $205,137 for the three months ended September 30, 2000 from $42,288 for the three months ended September 30, 1999. The increase in depreciation and amortization is due to the purchase of computer equipment and software technology required to release and maintain the Logio site and related Logio directory, mostly acquired in November and December 1999, and the related depreciation charge for the three months ended September 30, 2000. Cumulative depreciation and amortization expenses incurred since inception total $802,134.

         Compensation Expense for Stock Options. Compensation expense for stock options decreased 88.3% to $50,400 for the three months ended September 30, 2000, a decrease of $380,401 from $430,801 for the three months ended September 30, 1999. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period. The decrease represents the forfeiture of approximately 886,834 options, management's efforts to discontinue the granting of options at exercise prices less than fair market value in second and third quarters of 2000, and the completion of vesting periods for certain employee options.

         Total Operating Expenses. The Company's operating expenses decreased 46.4% to $723,611 during the three months ended September 30, 2000 a decrease of $625,892 from $1,349,503 for the three months ended September 30, 1999. This decrease is due primarily to the adjustment of the Logio business plan to a private label or syndication approach to distribution of its business directory. This adjustment resulted in the discontinued use of certain consulting services related to branding, the planning of sales strategies, public relations, and the providing of advertising to the Company's logio.com site in the second and third quarters 2000, as well as reductions in sales and marketing personnel. The Company has also reduced development costs as certain consulting contracts that were in effect during the three months ended September 30, 1999 were completed or terminated by the three month period ended September 30, 2000 and through reductions in development headcount in second and third quarters 2000.

         Interest Income. Interest income decreased 67% to $20,167 for the three months ended September 30, 2000, a decrease of $41,014 from $61,181 for the three months ended September 30, 1999. The decrease reflects the continued use of cash balances and liquidation of short-term investments over the three months ended September 30, 2000 to fund operations.

         Interest Expense and Financing Charges. Interest expense totaled $33,431 for the three months ended September 30, 2000 an increase of $32,779 from $652 for the three months ended September 30, 1999. The increase is due primarily to capital leases entered into subsequent to the three months ended September 30, 1999 and other notes payable to vendors and shareholders. Financing charges of $133,703 for the three months ended September 30, 2000 represent the intrinsic value of debt and accrued interest converted to the Company's common stock. In these transactions $1,187,642 of notes payable to shareholders and related accrued interest were converted to approximately 3,165,000 of the Company's common stock at prices ranging from $0.20 to $0.3122 per share. Several of these shares were issued at prices less than the fair market value of the common stock on the dates of conversion and, consequently, financing charges of $133,703 were incurred as an adjustment for the differences in price.

         Extraordinary Gain. During the three months ended September 30, 2000, the Company settled $244,670 of vendor payables for $51,225 in cash and $70,000 in stock. Also during the three months ended September 30, 2000, the Company settled $290,793 in notes payable to vendors for $210,000 in cash. The forgiven debt from these transactions resulted in $204,238 in extraordinary gain.

         Net Loss. Net loss decreased 37.3% to $808,070 for the three months ended September 30, 2000 a decrease of $479,922 compared to a net loss of $1,287,992 for the three months ended September 30, 1999. The decrease in net loss is a result of completed sales and marketing consulting contracts, the completion of certain development efforts, concerted efforts to reduce compensation charges from the granting of stock options at a discount to market price, and extraordinary gains from forgiveness of debt achieved through the settlement of certain payables.

         Net Loss Attributable to Common Stockholders. The accretion of the beneficial conversion feature of the Series A Preferred Stock was fully recognized by fiscal year end 1999. As such, net loss attributable to common shareholders is equivalent to net loss and totaled $808,070 for the three months ended September 30, 2000. Net loss attributable to common stockholders for the three months ended September 30, 1999 totals $2,807,105 after giving effect to the dividends and accretion of the beneficial conversion feature of Series A Preferred Stock recognized for the three months ended September 30, 1999 totaling $1,519,113. This resulted in an increase to additional paid-in capital and a corresponding increase in accumulated deficit during that quarter.

     Comparison of Nine Month Periods. Following is a comparison of the Company's operating results for the nine months ended September 30, 2000 with the nine months ended September 30, 1999:

         Revenues.   The Company's revenue of $2,180 for the nine months ended
September 30, 2000 represents advertising revenues derived from its logio.com site and decreased $13,105 from revenues of $15,285 for the nine months ended September 30, 1999. This decrease is due to the change in focus from the sales of its PC-based product ("WordCruncher") to focus on the development and operations of its logio.com site and the related Logio directory, which has only recently become available on the marketplace.

         Cost of Sales.   The Company's cost of revenues of $440,907 for the
nine months ended September 30, 2000 include the cost of Logio services, hosting, support and monitoring related to the logio.com site. Cost of revenues for the nine months ended September 30, 1999 totaled $4,330 and related to license fees to a university for technology re-sold in the Company's WordCruncher product.

         Research and Development. Research and development expenses increased 180.4% to $1,672,316 for the nine months ended September 30, 2000, an increase of $1,075,921 from the $596,395 for the nine months ended September 30, 1999. The increase in research and development expenses is due primarily to the significant increase in the number of employees and consultants engaged in continued site and directory development and enhancement, and for the retention of other third party service providers related to other site content in first and second quarters 2000. This increase relates to the recent release of the Logio site and the related Logio directory to the marketplace. The Company began reducing headcount and overhead early in the second quarter 2000. By late third quarter 2000, the Company again reduced development headcount significantly due to the recent lack of $1.4 funding that was previously committed by certain investors and subsequently withdrawn.

         Selling and Marketing. Selling and marketing expenses increased 23.33% to $658,034 for the nine months ended September 30, 2000, an increase of $124,034 from the $534,000 for the nine months ended September 30, 1999. The increase in selling and marketing expenses is due primarily to compensation to employees and consultants related to significant planning of the sales strategies, public relations, and advertising and branding campaigns, mostly, in the first quarter of 2000 related to the release of the Logio site to the marketplace. In August and September 2000, the Company reduced selling and marketing headcount significantly in the Los Angeles, California area due to ineffective sales efforts and the recent lack of $1.4 funding previously committed by certain investors and subsequently withdrawn.

         General and Administrative. General and administrative expenses increased 25% to $976,183 for the nine months ended September 30, 2000, an increase of $195,532 from the $780,651 for the nine months ended September 30, 1999. The increase in general and administrative expenses is primarily due to accounting and legal professional fees related to contracts, employee equity incentive plan and the Company's public filings, the addition of one employee to its finance department subsequent to third quarter 1999, increasing its leased building space, and obtaining additional insurance.

         Depreciation and Amortization. Depreciation and amortization increased $525,192 to $606,141 for the nine months ended September 30, 2000 from $80,949 for the nine months ended September 30, 1999. The increase in depreciation and amortization is due to the purchase of computer equipment and software technology required to release and maintain the Logio site and related Logio directory, subsequent to third quarter 1999, and the related depreciation charges for the nine months ended September 30, 2000.

         Compensation Expense for Stock Options. Compensation expense for stock options decreased 44.4% to $631,242 for the nine months ended September 30, 2000, a decrease of $504,746 from $1,135,988 for the nine months ended September 30, 1999. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period. The decrease represents the forfeiture of approximately 886,834 options, management's efforts to discontinue granting of options at an exercise price less than fair market value in second quarter of 2000, and the completion of vesting periods for certain employee options.

         Total Operating Expenses. The Company's operating expenses increased 45.3% during the nine months ended September 30, 2000 over the nine months ended September 30, 1999. This is due primarily to the continued efforts to develop the infrastructure of the logio.com site and the Logio directory, bring existing products and services to the marketplace and to develop new and innovative ideas for implementation on the site and directory.

         Interest Income. Interest income decreased 65.3% to $55,002 for the nine months ended September 30, 2000, a decrease of $103,426 from $158,428 for the nine months ended September 30, 1999. The decrease reflects the continued use of cash balances and liquidation of short-term investments over the nine months ended September 30, 2000 to fund operations.

         Interest Expense and Financing Charges. Interest expense totaled $96,422 for the nine months ended September 30, 2000 an increase of $92,861 from $3,561 for the nine months ended September 30, 1999. The increase is due primarily to capital leases entered into subsequent to the three months ended September 30, 1999 and other notes payable to vendors and shareholders. Financing charges of $133,703 incurred during September 2000 represent the intrinsic value of debt and accrued interest converted to the Company's common stock. In these transactions $1,187,642 of notes payable to shareholders and related accrued interest were converted to approximately 3,165,000 of the Company's common stock at prices ranging from $0.20 to $0.3122 per share. These shares were issued at prices less than the fair market value of the common stock on the dates of conversion and, consequently, financing charges of $133,703 were incurred for the intrinsic values.

         Extraordinary Gain. During September 2000, the Company settled $244,670 of vendor payables for $51,225 in cash and $70,000 in stock. Also during September 2000, the Company settled $290,793 in notes payable to vendors for $210,000 in cash. The forgiven debt from these transactions resulted in $204,238 in extraordinary gain.

         Net Loss. Net loss increased 67.3% to $4,955,743 for the nine months ended September 30, 2000 an increase of $1,993,582 compared to a net loss of $2,962,161 for the nine months ended September 30, 1999. The increase in net loss is a result of the Company's increased costs and expenses associated
with  the  continued   research, development, marketing and implementation of
the Logio website and related directory and their operations.

         Net Loss Attributable to Common Stockholders. The accretion of the beneficial conversion feature of Series A Preferred Stock was fully recognized by fiscal year end 1999. The remaining cumulative 6% dividend to each of the Series A Preferred stockholders was recognized in the first quarter 2000, totaling $64,360. As such, net loss attributable to common shareholders totaled $5,020,103 for the nine months ended September 30, 2000. Net loss attributable to common stockholders for the nine months ended September 30, 1999 totaled $9,201,168 after giving affect to the dividends and accretion of the beneficial conversion feature of Series A Preferred Stock recognized during the first nine months of 1999, totaling $6,239,007. This transaction resulted in an increase to additional paid-in capital and a corresponding increase in accumulated deficit during the quarters.

     Liquidity and Capital Resources

     As a development stage company, the Company has been unable to fund its cash requirements through operations. Since its inception, the Company has funded its cash requirements primarily through debt and equity financings.
The Company has used the proceeds of those transactions to fund its investment in the development of its Logio business information site and business directory, to provide working capital and for other general corporate purposes.

     As of September 30, 2000, the Company had $171,226 in cash, $1,755,093 in total assets and total liabilities of $604,535. As of September 30, 2000, the Company had negative working capital of $297,164, an accumulated deficit of $17,237,971 (a significant portion of which is due to dividends and accretion of the beneficial conversion feature of the Series A Preferred Stock) and total stockholders' equity of $1,l50,558.

     The Company used $3,572,247 in cash for operations during the nine months ended September 30, 2000 that relates mostly to consulting fees, salaries and other operating transactions.

      Cash totaling $92,829 was used in investing related activities for purchases of property and equipment during the nine months ended September 30, 2000. Short-term investments were liquidated for cash totaling $1,454,207 during the nine months ended September 30, 2000 in order to fund cash requirements.

      Cash provided by financing activities during the nine months ended September 30, 2000 includes $907,600 from the exercise of options and warrants. The Company acquired $65,685 of equipment during the nine months ended September 30, 2000 by entering into capital lease agreements. Cash used to pay financing activities for capital leases, notes payable and other long-term obligations totals $1,006,031 during the nine months ended September 30, 2000. The Company paid a cumulative stock dividend of 6% to the Series A Preferred stockholders during the first quarter of 2000 by issuing 61,650 shares of its common stock.

      As of September 30, 2000, the Company had no material commitments for capital expenditures for the remainder of fiscal year 2000. Its remaining capital lease obligations totaling $351,462 are due through February 2002 and notes payable of $96,116 are currently due to a software company.
In June 2000, the Company received $500,000 in cash from three of its major shareholders and officers in exchange for 8% notes payable, which were originally due in July 2001. In September 2000, these notes and accrued interest of $11,666 were converted into 626,422 shares of the Company's common stock.

      On July 6, 2000, the Company signed a purchase agreement with five investors for the sale of two million shares of its common stock for a total purchase price of $1.4 million. The terms of the agreement required the deposit of $1.4 million into an escrow account before July 31, 2000. The monies were agreed to be released to the Company upon the effective registration of the shares with the Securities and Exchange Commission on or before October 31, 2000. In September 2000, the Securities and Exchange Commission declared the registration effective. As of September 30, 2000, the investors have not released the funds and are in default of the agreement.

      The Company expects to continue to generate negative cash flows for at least the next several quarters. The Company anticipates that its principal liquidity needs over the next twelve months will be met with proceeds generated from private offerings of its securities, if available. There can be no assurance that the offerings will take place or that the proceeds of such offerings will be adequate to meet the Company's needs. The Company's need to raise external capital in the future will depend on many factors, including, but not limited to, the rate of sales growth and market acceptance of its products and services, the amount and timing of its necessary and continuing research and development expenditures, the amount and timing of its expenditures to sufficiently market and promote is Logio directory and the Logio brand name and the timing of any new product introductions.

      The Company currently estimates that it will require between $15 and $20 million to continue to develop its products and operate in accordance with its business plan through fiscal 2002. The actual costs will depend on a number of factors, including:

      * its ability to negotiate favorable prices for purchases of necessary directory components
      *  the number of its customers (traffic) and advertisers
      *  the services for which they subscribe
      *  the nature and success of the services which it offers
      *  regulatory changes, and
      *  changes in technology.

In addition, the Company's actual costs and revenues could vary from the amounts it expects or budgets, possibly materially, and those variations are likely to affect how much additional financing the Company will need for its operations. Accordingly, there can be no assurance that the Company's actual financial needs will not exceed the amounts available to it.

     Expected future uses of cash include continued expansion, development and enhancements of the Logio site, strategic sales and marketing related to private label sales of the Logio directory to corporate intranets and Internet companies, and maintaining the Company's current level of administration and operations. This is expected to be achieved by obtaining additional staffing in the sales and marketing and development departments, and by engaging certain professional services firms.

    To the extent that the Company acquires the amounts necessary to fund its business plan through the issuance of equity securities or sale of its operations to a potential acquirer, its then-current stockholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of the Company's cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render it more vulnerable to competitive and economic downturns.

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

Item 2.  Changes in Securities

     In September 2000, the Company issued 3,165,000 shares of its common stock in exchange for relief of certain notes and vendor payables totaling $675,976. Also in September 2000, the Company issued 626,422 shares of its common stock in exchange for relief of notes payable and interest to shareholders totaling $511,666. On October 23, 2000, the Company converted a note payable, obtained in October 2000, totaling $169,300 into 1,150,000 shares of the Company's common stock. The Company is relying on an exemption on the issuance of said shares from registration from the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Matters Submitted to a Vote of the Company's Stockholders

         None.

Item 5.  Other Information

     In September 2000, Edward Sullivan resigned from the Company's Board of Directors to pursue other interests.


Item 6.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)     EXHIBITS.

         None.

         (b)     REPORTS ON FORM 8-K

         On September 29, 2000, the Company filed a Current Report of Form 8-K, relating to the Company's execution of a letter of intent to become the wholly-owned subsidiary of Pacific Webworks, Inc., a Nevada corporation.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LOGIO, INC.


Date:  October 31, 2000           By:

                                         /s/ Kenneth W. Bell
                                     ----------------------------
                                         Kenneth W. Bell,
                                         President and Chief Executive Officer

                                         /s/ Thomas R. Eldredge
                                     -----------------------------
                                         Thomas R. Eldredge,
                                         Sr. Vice President, CFO and
                                         Secretary