Form 10-K
period 2000-12-31
LOGIO INC
filed 2001-04-17
CIK 1085278

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

REGISTRANT MEETS THE CONDITIONS OF GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 000-27453

                                 LOGIO, INC.
            (Exact Name of Registrant as Specified in its Charter)

 Nevada                                      84-1370590
(State or incorporation)                    (I.R.S. Employer
                                            Identification No.)

1760 Fremont Drive, Salt Lake City, Utah 84104
----------------------------------------------
(Address of principal executive offices)
Issuer's telephone number, including area code: (801) 578-9020

405 East 12450 South, Suite B, Draper, Utah 84020
-------------------------------------------------
(Former address)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenue for its most recent fiscal year: $16,756.

As of February 28, 2001, the registrant had 18,425,830 shares of common stock outstanding. The registrant is a wholly-owned subsidiary whose voting stock is beneficially owned by its parent, Pacific WebWorks, Inc.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (check one): Yes ____ No   X



                                    PART I

Item 1.  Business ........................................................ 3
Item 2.  Properties .......................................................4
Item 3.  Legal Proceedings ............................................... 4


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ........ 4
Item 7.  Management's Discussion and Analysis ............................ 4
Item 8.  Financial Statements and Supplementary Data ..................... 8
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure ............................. 8

                                   PART III

Item 10. Directors and Executive Officers ................................ 8


                                    PART IV

Item 14. Exhibits and reports on Form 8-K................................. 9

                          FORWARD LOOKING STATEMENTS

     In this annual report, references to "Logio," "we," "us," and "our" refer to Logio, Inc.

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Logio's control. These factors include but are not limited to economic conditions generally and in the industries in which Logio may participate; competition within Logio's chosen industry, including competition from much larger competitors; technological advances and failure by Logio to successfully develop business relationships.

                                    PART I

                               ITEM 1: BUSINESS

Overview

     Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is a development stage company historically engaged in the development and marketing of a focused Internet directory and search engine which serves the needs of the business professional. Logio launched a web site, logio.com, on March 19, 2000, which was tailored to provide, under one roof, a broad spectrum of the information and services that are required by business people in their daily work activities. During the second and third quarters of fiscal year 2000 we realized minimal revenues from sales of advertising on our web site, and continued to suffer losses.

     In June 2000, our board of directors, due in part to changing market conditions and ongoing operating losses, named Kenneth W. Bell as the new chief executive officer of Logio. Mr. Bell undertook an immediate evaluation of all aspects of our operations, including product development, sales and marketing approaches, product positioning, employees and management, contracts and agreements, and significant costs incurred by Logio. As a result of Mr. Bell's recommendations, Logio repositioned its strategic direction, reduced personnel, re-negotiated and settled contracts, and aggressively pursued new financing sources.

     Budgets were established for sales and costs related to Logio products and operations. Executive management continually monitored progress related to our sales and cost reduction goals in order to reduce losses and achieve sales growth and profitability. Sales of Logio's directory did not meet budgeted expectations and, despite the measures taken to reduce costs, we continued to suffer losses, although at a reduced rate. As a result of these ongoing losses and the continuing decline in the market price for our common stock, previously agreed upon funding was withdrawn and other traditional financing sources became unavailable at acceptable terms.

     Due to the continuing negative trends in the Internet industry and markets, the trading price of our stock continued to decline throughout third quarter 2000. Because of these conditions and the resulting lack of funding, the board of directors approved the pursuit of a merger, acquisition, strategic partnership, joint partnership or other forms of continuation that could potentially provide value to our stockholders.

     On October 31, 2000, Logio entered into an Agreement and Plan of Reorganization ("Plan") with Pacific WebWorks, Inc. to become its wholly owned subsidiary. The Plan was approved by the stockholders of Logio on January 31, 2001 and Articles of Exchange were filed with the state of Nevada on February 8, 2001. The Plan provided for the transfer of 18,425,830 shares of our outstanding common stock in exchange for 2,800,000 shares of Pacific WebWorks
common stock.   Pacific WebWorks filed a registration statement with the
Securities

Exchange Commission to register the 2,800,000 shares issued pursuant to the Plan. The registration statement was not reviewed by the SEC and was declared effective December 20, 2000. In conjunction with the acquisition we ceased our development activities and preliminary operations related to the Logio business directory and directory services. At this time Logio is not actively marketing any products and the production and operation of a portal or directory have ceased. We are working with Pacific WebWorks to develop directory and content related products for the Internet.


                             ITEM 2: PROPERTIES

     We do not currently own or lease any real property. We use office space at the corporate headquarters of our parent corporation, Pacific WebWorks.


                          ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


                                   PART II

                    ITEM 5: MARKET PRICE FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

a) Market Information

     We do not have an active public trading market at this time. Our parent corporation, Pacific WebWorks, is the beneficial owner of all of our 18,425,830 outstanding common shares.

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

b) Recent Sales of Unregistered Securities

     On October 25, 2000 our Board authorized the issuance of 1,500,000 common shares to Technology Equity Fund Corp. to convert a debt of $240,000 with interest. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

c) Use of Proceeds

     We have terminated the registered offering of 2,689,447 shares of common stock on Form S-1, File No. 333-79537, as amended, and declared effective December 13, 1999. We also have terminated the registered offering on Form S-1, File No. 333-42504, declared effective September 2000, related to the public offering of 2,900,000 common shares.


                 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Logio's initial revenue related to the Logio directory was derived from sales of advertising on the logio.com site in second and third quarters 2000. Our current business model is directed towards the generation of revenues from set-up and maintenance fees resulting from the sale of our search engine, directory and content-related services to certain Internet
sites and corporate intranets.   We are currently working in conjunction with
Pacific WebWorks to develop directory and content related products for the Internet. We are uncertain as to when we will achieve significant revenue from our products and services and we are uncertain as to when we will emerge from the development stage.

     Early in October 2000, Logio temporarily discontinued substantial development and operations of our directory and search engine products, including a reduction in personnel, due to funding constraints and our pending acquisition by Pacific WebWorks. Logio was acquired by Pacific WebWorks in February 2001 and now acts as a holding company for certain assets and liabilities. Our operations are extremely limited and our limited operating history makes the prediction of future results of operations difficult and, therefore, the results of operations for previous years should not be considered indicative of future operating results.

                                  Years Ended December 31,
                                      2000          1999
                                 ------------- -------------

Net revenues                     $     16,756  $     23,355
Cost of revenues                      447,072        15,071
                                 ------------- -------------

Gross profit (loss)                  (430,316)        8,284
                                 ------------- -------------

Research & development              1,757,739     1,198,546
General & administrative            1,315,226     1,340,486
Sales & marketing                     660,933       953,708
Depreciation and amortization         776,824       179,169
Compensation expense for
  stock options                       660,590     1,452,610
                                 ------------- -------------

Total operating expense             5,171,312     5,124,519
                                 ------------- -------------

Operating loss                     (5,601,628)   (5,116,235)

Other:
Interest expense                     (103,399)       (9,955)
Interest income                        42,425       196,310
Financing charges                    (217,403)            -
Other expense                          (1,953)            -
Loss on disposal of equipment          (2,215)            -
                                 ------------- -------------
                                     (282,545)      186,355
                                 ------------- -------------

Loss before extraordinary item     (5,884,173)   (4,929,880)
Extraordinary gain                    217,180             -
                                 ------------- -------------

Net loss                           (5,666,993)   (4,929,880)

Deduction for dividends
 and accretion                        (64,360)   (6,469,861)
                                 ------------- -------------
Net loss attributable to
 common stockholders             $ (5,731,353) $(11,399,741)
                                 ============= =============

  Net loss per common share
    attributable to common
    stockholders                 $      (0.39) $      (0.96)
                                 ============= =============

Weighted-average number of
 shares outstanding  - basic
  and diluted                      14,593,455    11,879,919
                                 ============= =============


     Comparison of 2000 and 1999 Year End Periods. Following is a comparison of our operating results for the year ended December 31, 2000 with the year ended December 31, 1999:

     Revenue. Our initial revenue related to the Logio directory was derived from sales of advertising on the Logio site in second and third quarters 2000. Revenues decreased $6,579, from $23,355 for the year ended December 31, 1999, to $16,756 for the year ended December 31, 2000. This 28.3% decrease is due to the change in focus from the sales of Logio's PC-based product ("WordCruncher") to a focus on the development and operations of the logio.com site and the related Logio directory, which became available on the marketplace in April 2000. The logio.com site, directory product and content services have not been available for sale since November 2000 due to our acquisition by Pacific WebWorks and our change in business model to facilitate joint content products with Pacific Webworks.

     Cost of Sales. Cost of sales consist primarily of fees paid to third party service providers for use of their content and services, certain costs related to site operations, and costs related to the insertion of banner and other advertisements. Our cost of sales of $447,072 for the year ended December 31, 2000 includes the cost of Logio services, hosting, support and monitoring related to the logio.com site. Cost of sales for the year ended December 31, 1999 totaled $15,071 and related to license fees to a university for technology re-sold in the WordCruncher product.

     Research and Development. Research and development expenses consisted primarily of compensation to employees for site development, consulting services and other third party service providers. Research and development expenses increased 46.7% to $1,757,739 for the year ended December 31, 2000, an increase of $559,193 from the $1,198,546 for the year ended December 31, 1999. The increase in research and development expenses is due primarily to the significant increase in the number of employees and consultants engaged in continued site and directory development and enhancement and for the retention of other third party service providers related to other site content in first and second quarters 2000. This increase relates to the recent release of the Logio site and the related Logio directory to the marketplace. We began reducing development personnel and overhead early in the second quarter 2000. By late third quarter 2000, we again reduced development personnel significantly due to the lack of funding that was previously committed by certain investors and subsequently withdrawn.

     Selling and Marketing. Selling and marketing expenses related primarily to compensation to employees for strategic marketing, content, public relations and for other consultants and third party services. Selling and marketing expenses decreased 31% to $660,933 for year ended December 31, 2000, a decrease of $292,775 from the $953,708 for the year ended December 31, 1999. The decrease in selling and marketing expenses is due primarily to our reduction in sales and marketing employees and consultants in April 2000 and our complete abandonment of selling and marketing efforts in late September 2000 due to our lack of funding and our planned acquisition by Pacific WebWorks. The larger amount of spending in 1999 related mostly to the hiring of several marketing employees and marketing consulting firms for strategic marketing planning and brand development in fourth quarter 1999.

     General and Administrative. General and administrative expenses decreased 1% to $1,315,226 for the year ended December 31, 2000, a decrease of $25,260 from the $1,340,486 for the year ended December 31, 1999. The decrease in general and administrative expenses is primarily due to our substantial cost cutting activities in the fourth quarter 2000 related to administrative personnel, office expenses and the salaries of certain members of key management.

     Depreciation and Amortization. Depreciation and amortization increased $597,655 to $776,824 for the year ended December 31, 2000 from $179,169 for the for the year ended December 31, 1999. The increase in depreciation and amortization is due to the purchase of computer equipment and software technology, mostly on capital leases, required to release and maintain the Logio site and related Logio directory in late 1999, and the related depreciation charges for the year ended December 31, 1999. In November 2000, we renegotiated our largest lease for our operational computer equipment and lengthened the term of our lease by 13 months. This caused the fair value of our lease to increase substantially and the related depreciation has also increased for the equipment.

     Compensation Expense for Stock Options. Compensation expense for stock options decreased to $660,590 for the year ended December 31, 2000, a decrease of $792,020 from $1,452,610 for the year ended December 31, 1999. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period of service. The decrease represents the forfeiture of options during 2000, management's efforts to discontinue granting of options at an exercise price less than fair market value since second quarter of 2000, and the completion of vesting periods for certain employee options.

     Total Operating Expenses. Our operating expenses increased 1% during the year ended December 31, 2000 over the year ended December 31, 1999. This was due primarily to the continued efforts to develop the infrastructure of the logio.com site and the Logio directory, bringing products and services to the marketplace and to develop new and innovative ideas for implementation on the site and directory.

     Interest Income. Interest income decreased 78.3% to $42,425 for the year ended December 31, 2000, a decrease of $153,885 from $196,310 for the year ended December 31, 1999. The decrease reflects the continued use of cash balances and liquidation of short-term investments over the year ended December 31, 2000 to fund operations.

     Interest Expense and Financing Charges. Interest expense totaled $103,399 for the year ended December 31, 2000, an increase of $93,444 from $9,955 for the year ended December 31, 2000. The increase is due primarily to capital leases entered into in late 1999 and early 2000 and other notes payable to vendors and shareholders. Financing charges of $217,403 incurred during 2000 represent the intrinsic value of debt and accrued interest converted to Logio common stock. In these transactions $1,357,642 of notes payable to shareholders and related accrued interest were converted to approximately 4,941,422 of our common stock at prices ranging from $0.16 to $0.25 to per share. These shares were issued at prices less than the fair market value of the common stock on the dates of conversion and, consequently, financing charges of $271,403 were incurred for the intrinsic values.

     Extraordinary Gain. From September to December 2000, Logio settled $558,098 of vendor payables for $340,918 cash and stock. The forgiven debt from these transactions resulted in $217,180 in extraordinary gain for the year ended December 31, 2000.

     Net Loss. Net loss increased 15% to $5,666,993 for the year ended December 31, 2000, an increase of $737,113 compared to a net loss of $4,929,880 for the year ended December 31, 1999. The increase in net loss is a result of our increased costs and expenses associated with the continued research, development, marketing and implementation of the Logio website and related directory and their operations.

     Net Loss Attributable to Common Stockholders. The accretion of the beneficial conversion feature of Series A Preferred Stock was fully recognized by fiscal year end 1999. The remaining cumulative 6% dividend to each of the Series A Preferred stockholders was recognized in the first quarter 2000, totaling $64,360. As such, net loss attributable to common shareholders totaled $5,731,353 for the year ended December 31, 2000. Net loss attributable to common stockholders for the year ended December 31, 1999 totaled $11,399,741 after giving effect to the dividends and accretion of the beneficial conversion feature of Series A Preferred Stock recognized during the first nine months of 1999 for the year ended December 31,1999, totaling $6,469,861. This transaction resulted in an increase to additional paid-in capital and a corresponding increase in accumulated deficit during the quarters.

Recent Accounting Pronouncements

     During first quarter 2000, the Financial Accounting Standards Board issued FIN 44, an Interpretation of APB Opinion 25 on accounting for employee stock compensation. The statement provides clarification on, among other things, the definition of an employee, on a fixed stock option or award and variable accounting for stock options and awards. FIN 44 was effective on July 1, 2000. We believe that the impact of the adoption of this Interpretation will not have a significant effect on our financial statements.

     The SEC staff issued SAB 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB provides registrants with the staff's positions on revenue recognition requirements and related disclosures under generally accepted accounting principles. SAB 101 was to be effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. SAB 101 has since been amended and is effective no later than the fourth fiscal quarter of the fiscal year beginning after December 31, 1999.
We believe that, upon achieving significant levels of revenue, we will adopt SAB 101 in the recognition of such revenue and that this statement will then be reflected in its financial statements.


                         ITEM 8: FINANCIAL STATEMENTS

     Reference is made to the financial statements for the years ended December 31, 2000, 1999 and 1998 which are attached to this Form 10-K report.


            ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     As previously reported in March 2001, our Board of Directors authorized the engagement of Chisholm & Associates, CPA's as our independent certified public accountants for the fiscal year ended December 31, 2000, and concurrently, dismissed Grant Thornton LLP, which had served as our independent accountants since February 2000. As previously reported in February 2000, our Board of Directors authorized, the engagement of Grant Thornton LLP as our independent certified public accountants for the fiscal year ended December 31, 1999, and concurrently, dismissed Crouch Bierwolf & Chisholm, P.C., which had served as our independent accountants since 1998.


                                   PART III

                  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

     Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director who has been elected. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.


Name                      Age    Position
---------------------     ----   -------------------------

Kenneth W. Bell            51     President and Director

Thomas R. Eldredge         32     Secretary/Treasurer and Interim Director

James W. Johnston          48     Director

     Kenneth W. Bell: Mr. Bell joined Logio as Senior Vice President, Chief Financial Officer, Secretary and Treasurer and Director in February 1997. On April 18, 2000, the Board of Directors released Mr. Bell from his responsibilities as Secretary. On June 2, 2000, our Board of Directors appointed him as Chief Executive Officer and President of Logio, releasing him from his responsibilities as Senior Vice President and Chief Financial Officer. Prior to joining Logio, between April 1990 and December 1996, he served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has over twenty-five years experience in a variety of finance and management positions, including employment in the commercial banking area for fifteen years in Utah and California. Mr. Bell received his B.S. from BYU in 1972. Mr. Bell is a director of Pacific WebWorks, Inc. a reporting company.

     Thomas R. Eldredge: In April of 2000, Mr. Eldredge joined Logio as our Vice President of Finance and Corporate Secretary. On June 2, 2000, our Board of Directors appointed Mr. Eldredge as Senior Vice President and Chief Financial Officer. In January 2001 our Board of Directors appointed him as Secretary/Treasurer and an interim director, releasing him from his responsibilities as Senior Vice President and Chief Financial Officer. Mr. Eldredge is a CPA and has over ten years of experience in accounting, audit and information technology. He spent over six years with Grant Thornton LLP, one of the nation's ten largest public accounting firms. Most recently he was a manager in the assurance department at Grant Thornton. Mr. Eldredge is an adjunct professor at the University of Utah in the accounting and information technology departments at the graduate and undergraduate levels and has instructed students for over four years at the University, Grant Thornton's National training center and Utah Valley State College. He received both his Bachelor of Science and Master of Professional Accountancy from the University of Utah. Mr. Eldredge is the President of the Utah Association of Certified
Public Accountants   Southern Chapter.

     James W. Johnston: Mr. Johnston was a co-founder of WordCruncher Publishing and has served as our Director since November 1996. He has also served as Chairman of the Board and Executive Vice President. From December 1990 to November 1996, he was president of Johnston & Company, which published virtual works using Logio technology, including the Constitution Papers (CD
ROM). Mr. Johnston has over 15 years of expertise in developing and marketing products involving content presentation, analysis software and virtual publishing.


                                   PART VI


                  ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K

(1) Financial Statements

Independent auditors report...............................................F-3
Consolidated Balance Sheets as of December 31, 2000
  and December 31, 1999 ................................................  F-4
Consolidated Statements of Operations for Years Ended
  December 31, 2000, 1999 and 1998 ...................................... F-6
Consolidated Statements of Stockholder's Equity for
  Years Ended December 31, 2000, 1999 and 1998 .......................... F-8
Consolidated Statements of Cash Flows for Years Ended
  December 31, 2000, 1999 and 1998 ...................................... F-10
Notes to Consolidated Financial Statements .............................. F-12

(2) All schedules of the Registrant for which the provision is made in the applicable accounting regulations of the securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements, and therefore, have been omitted.

(3) Exhibits

Exhibit
Number     Description
-------    -------------

2.1 Agreement and Plan of Reorganization between WordCruncher Technologies and WordCruncher Publishing Technologies, Inc., dated July 14 1998 (Incorporated by reference to exhibit 2.1 of Form S-1, File No. 333-78537, as amended)
2.2 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000
3.1 Articles of Incorporation of the Company (Incorporated by reference to exhibit 3.1 of Form S-1, File No. 333-78537, as amended)
3.2 Articles of Merger, filed June 20, 1998 (Incorporated by reference to exhibit 3.2 of Form S-1, File No. 333-78537, as amended)
3.3 Articles of Merger, filed July 15, 1998 (Incorporated by reference to exhibit 3.3 of Form S-1, File No. 333-78537, as amended)
3.4 Articles of Merger (Incorporated by reference to exhibit 3.4 of Form S-1, File No. 333-78537, as amended)
3.5 Certificate of Amendment, filed February 1, 1999 (Incorporated by reference to exhibit 3.5 of Form S-1, File No. 333-78537, as amended)
3.6        Articles of Exchange filed February 8, 2001.
3.7 Bylaws of the Company (Incorporated by reference to exhibit 3.6 of Form S-1, File No. 333-78537, as amended)
10.1 Employment Agreement between Logio and Kenneth W. Bell, dated September 1, 1998
10.2 Employment Agreement between Logio and James W. Johnston, dated September 1, 1998
10.3       Sun Microsystems License Agreement, dated December, 1999

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         4/16/01
Date_________________________          Logio, Inc.


                                   /s/ Kenneth Bell
                              By: ______________________________________
                              Kenneth W. Bell
                              President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        4/16/01                   /s/ Thomas R. Eldredge
Date__________________        By: ______________________________________
                              Thomas R.  Eldredge
                              Secretary/Treasurer and Director

                                 Logio, Inc.

             (formerly WordCruncher Internet Technologies, Inc.)

                        (a Development Stage Company)

                      Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                               C O N T E N T S


Independent Auditor's Report ...............................................3

Consolidated Balance Sheets ............................................... 4

Consolidated Statements of Operations ..................................... 6

Consolidated Statement of Stockholders' Equity............................. 8

Consolidated Statements of Cash Flows .................................... 10

Notes to the Consolidated Financial Statements ............................12

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                                P.O. Box 540216           Office (801)292-8756
                         North Salt Lake, Utah 84054      FAX (801) 292-8809

------------------------------------------------------------------------------



                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Logio, Inc.

We have audited the accompanying consolidated balance sheets of Logio, Inc. (formerly WordCruncher Internet Technologies, Inc.)(a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1998 and from inception of the development stage on November 5, 1996 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Logio, Inc. (formerly WordCruncher Internet Technologies, Inc.) for the year ended December 31, 1999 were audited by other auditors whose report dated March 6, 2000 expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logio, Inc. (a development stage company) as of December 31, 2000 and the results of its consolidated operations and cash flows for the years ended December 31, 2000 and 1998 and from inception of the development stage on November 5, 1996 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has had recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note
8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm & Associates

North Salt Lake, Utah
April 5, 2001

                                 Logio, Inc.
             (formerly WordCruncher Internet Technologies, Inc.)
                        (a Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                         December 31,
                                                      2000           1999
                                                  ------------- -------------
CURRENT ASSETS

  Cash & cash equivalents                         $     25,849  $  1,055,371
  Short term investments                                     -     1,462,147
  Accounts receivable (net of allowance for
   doubtful of $31,000 and $0, respectively)             3,169           736
  Interest receivable                                        -         1,983
  Prepaid assets                                             -       311,199
  Notes receivable                                           -         1,955
                                                  ------------- -------------

     Total Current Assets                               29,018     2,833,391
                                                  ------------- -------------

PROPERTY & EQUIPMENT, at cost, net                   1,485,182     1,930,335
                                                  ------------- -------------

OTHER ASSETS                                                 -         6,011
                                                  ------------- -------------

     TOTAL ASSETS                                 $  1,514,200  $  4,769,737
                                                  ============= =============



  The accompanying notes are an integral part of these financial statements.

                                 Logio, Inc.
             (formerly WordCruncher Internet Technologies, Inc.)
                         (a Development Stage Company)
                    Consolidated Balance Sheets continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,
                                                       2000         1999
                                                  ------------- -------------
CURRENT LIABILITIES

  Current portion of long-term capital
    lease obligations                             $    242,417  $    299,983
  Payables past due                                    215,720             -
  Accounts Payable                                       4,885       306,349
  Accrued expenses                                      27,433        86,319
  Note payable                                               -       659,682
                                                  ------------- -------------

     Total Current Liabilities                         490,455     1,352,333
                                                  ------------- -------------
LONG-TERM OBLIGATIONS

  Capital lease obligations                            464,963       553,333
  Less current portion                                (242,417)     (299,983)
                                                  ------------- -------------

     Total long-term liabilities                       222,546       253,350
                                                  ------------- -------------

     TOTAL LIABILITIES                                 713,001     1,605,683
                                                  ------------- -------------

STOCKHOLDERS' EQUITY


  6% preferred stock, par value $.01; liquidation
    preference $1,000; authorized 50,000 shares;
    issued and outstanding 0 and 6,300, respectively         -            63
  Common stock, authorized 60,000,000 shares
    of $.001 par value, issued and outstanding
    18,425,830 and 11,891,002 shares, respectively      18,426        11,891
  Additional paid-in capital                        18,731,993    15,362,028
  Accumulated other comprehensive income                     -         7,940
  Deficit accumulated during the development stage (17,949,220)  (12,217,868)
                                                  ------------- -------------

     Total Stockholders' Equity                        801,199     3,164,054
                                                  ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,514,200  $  4,769,737
                                                  ============= =============


  The accompanying notes are an integral part of these financial statements.

                                 Logio, Inc.
             (formerly WordCruncher Internet Technologies, Inc.)
                        (a Development Stage Company)
                    Consolidated Statements of Operations


                                                                        From inception
                                                                        on November 5,
                                        For the Year ended              1996 through
                                            December 31,                December 31,
                                  2000         1999           1998      2000
                             -------------- ------------- ------------- --------------
Net revenues                 $      16,756  $     23,355  $     82,678  $     147,273

Cost of sales                      447,072        15,071        15,864        478,813
                             -------------- ------------- ------------- --------------

Gross profit (loss)               (430,316)        8,284        66,814       (331,540)
                             -------------- ------------- ------------- --------------

Selling & marketing expenses       660,933       953,708        34,554      1,651,787

Research & development           1,757,739     1,198,546       266,563      3,349,129

General &
  administrative expenses        1,315,226     1,340,486       217,318      3,082,585

Depreciation & amortization        776,824       179,169        10,406        972,818

Compensation for stock options     660,590     1,452,610             -      2,113,200
                             -------------- ------------- ------------- --------------

Total operating expenses         5,171,312     5,124,519       528,841     11,169,519
                             -------------- ------------- ------------- --------------

Operating loss                  (5,601,628)   (5,116,235)     (462,027)   (11,501,059)
                             -------------- ------------- ------------- --------------
Other Income and (Expenses)
  Interest income                   42,425       196,310         7,276        249,088
  Financing charges               (217,403)            -             -       (217,403)
  Other expense                     (1,953)            -             -         (1,953)
  Loss on disposal of
    equipment                       (2,215)            -             -         (2,215)
  Interest expense                (103,399)       (9,955)      (28,158)      (158,637)
                             -------------- ------------- ------------- --------------
   Total Other Income
     (Expenses)                   (282,545)      186,355       (20,882)      (131,120)
                             -------------- ------------- ------------- --------------
Loss Before
 Extraordinary Item             (5,884,173)   (4,929,880)     (482,909)   (11,632,179)

Extraordinary gain                 217,180             -             -        217,180
                             -------------- ------------- ------------- --------------





  The accompanying notes are an integral part of these financial statements.


                                 Logio, Inc.
             (formerly WordCruncher Internet Technologies, Inc.)
                        (a Development Stage Company)
                    Consolidated Statements of Operations
                                 (Continued)


Net Loss                        (5,666,993)   (4,929,880)     (482,909)   (11,414,999)
                             -------------- ------------- ------------- --------------
  Deduction for dividends
     and accretion                 (64,360)   (6,469,861)            -     (6,534,221)
                             -------------- ------------- ------------- --------------
NET Loss Attributable to
   Common Stockholders       $  (5,731,353) $(11,399,741) $   (482,909) $ (17,949,220)
                             ============== ============= ============= ==============

Net loss per common share
- basic and diluted:
   Before extraordinary item
   and deduction for
   dividends and accretion   $        (.41) $       (.41) $       (.08) $       (1.43)



Extraordinary gain           $         .02  $          -  $          -  $         .02

Deduction for dividends
 and accretion               $           -  $       (.54) $          -  $        (.80)

Net loss per common share
 attributable to common
 stockholders                $        (.39) $       (.96) $       (.08) $       (2.21)
                             ============== ============= ============= ==============
Weighted Average Number
 of Shares Outstanding -
  Basic and Diluted             14,593,455    11,879,919     6,100,679      8,122,053
                             ============== ============= ============= ==============






  The accompanying notes are an integral part of these financial statements.

                                     -7-


                                   Logio, Inc.
               (formerly WordCruncher Internet Technologies, Inc.)
                          (a Development Stage Company)
                  Consolidated Statement of Stockholders' Equity
               For the Years Ended December 31, 2000 and 1999 and
             From Inception on November 5, 1996 to December 31, 2000
                                                                                                                Deficit
                                                                                                Accumulated Accumulated
                                                                                     Additional   Other       During
                              Price Per     Preferred Stock       Common Stock       Paid in   Comprehensive Development
                      Date       Share    Shares     Amount     Shares     Amount    Capital     Income       Stage
                   ---------- ---------- --------- ---------- ----------- ---------- ----------- ---------- ------------
Balances at
 November 5, 1996          -  $       -         -  $       -           -  $       -  $        -  $       -  $         -

Net loss for the
 year ended
 December 31, 1996         -          -         -          -           -          -           -          -            -
                                         --------- ---------- ----------- ---------- ----------- ---------- ------------
Balances at
 December 31, 1996         -          -         -          -           -          -           -          -            -

Issuance of stock
for cash to
organizers            Jan-97      0.001         -          -     622,500        623          52          -            -

Issuance of stock
for cash              Feb-97      0.001         -          -      67,500         67           8          -            -

Issuance of stock
for license
agreement             Feb-97          -         -          -     110,742        111        (111)         -            -

Issuance of stock
for services
performed             Aug-97      1.092         -          -      37,875         38      41,337          -            -

Issuance of stock
to employees
for services          Sep-97      0.333         -          -     252,450        252      83,898          -            -

Net loss for the
year ended
December 31, 1997          -          -         -          -           -          -           -          -     (335,217)
                                         --------- ---------- ----------- ---------- ----------- ---------- ------------
Balance at
December 31, 1997          -          -         -          -   1,091,067      1,091     125,184          -     (335,217)

Issuance of stock
for cash              Jul-98       4.17         -          -     120,000        120     499,880          -            -

Reverse acquisition
and reorganization
adjustment            Jul-98          -         -          -   9,885,435      9,886     (8,550)          -            -

Issuance of stock
for cash              Jul-98       0.725        -          -     690,000        690     499,310          -            -

Issuance of stock
for debt
conversion            Jul-98       0.96         -          -      13,500         13      12,987          -            -

Issuance of stock
for services          Oct-98       1.90         -          -      39,000         39      70,161          -            -

Issuance of stock
for software
technology            Oct-98       1.80         -          -      13,000         13      23,387          -            -

Issuance of stock
for insurance
overage               Nov-98       1.00         -          -      25,000         25      24,975          -            -

Net loss for
the year ended
December 31, 1998          -          -         -          -           -          -           -          -     (482,909)
                                         --------- ---------- ----------- ---------- ----------- ---------- ------------
Balance at
 December 31, 1998         -          -         -          -  11,877,002     11,877   1,247,334          -     (818,126)

Issuance of
warrants for
consulting services   Nov-98          -         -          -           -          -     258,000          -            -

Issuance of
preferred stock
for cash, net of
offering costs        Feb-99     1,000      6,100         61           -          -   5,719,839          -            -

Issuance of
preferred stock
for cash, net of
offering costs        Mar-99     1,000        200          2           -          -     187,998          -            -

Issuance of common
stock to employees
for compensation      Jun-99     0.11           -          -       2,000          2      21,998          -            -

Issuance of common
stock for exercise
of options            Aug-99     0.10           -          -       4,000          4         396          -            -

Issuance of
common stock for
conversion of debt    Dec-99     3.25           -          -       8,000          8      25,992          -            -

Issuance of stock
options to employees
for compensation      Jan-Dec-99    -           -          -           -          -   1,430,610          -            -


    The accompanying notes are an integral part of these financial statements.
                                        9




                                   Logio, Inc.
               (formerly WordCruncher Internet Technologies, Inc.)
                          (a Development Stage Company)
                  Consolidated Statement of Stockholders' Equity
               For the Years Ended December 31, 2000 and 1999 and
             From Inception on November 5, 1996 to December 31, 2000
                                                                                                                Deficit
                                                                                                Accumulated Accumulated
                                                                                     Additional   Other       During
                              Price Per     Preferred Stock       Common Stock       Paid in   Comprehensive Development
                      Date       Share    Shares     Amount     Shares     Amount    Capital     Income       Stage
                   ---------- ---------- --------- ---------- ----------- ---------- ----------- ---------- ------------
Accretion of
intrinsic value
of  preferred
stock                 Feb-Dec-99    -           -          -           -          -   6,131,944          -   (6,131,944)

Dividends on
preferred stock       Feb-Dec-99    -           -          -           -          -     337,917          -     (337,917)

Unrealized gain
on marketable
securities                 -        -           -          -           -          -           -      7,940            -

Net loss for the
year ended
December 31, 1999          -        -           -          -           -          -           -          -   (4,929,880)
                                         --------- ---------- ----------- ---------- ----------- ---------- ------------
Balance
 December 31, 1999         -        -       6,300         63  11,891,002     11,891  15,362,028      7,940  (12,217,867)

Issuance of common
stock for exercise
options                Jan-00    0.10           -          -       2,000          2         198          -            -

Issuance of common
stock for exercise
of warrants            Jan-00    5.00           -          -     100,000        100     499,900          -            -

Conversion of
preferred stock
to common stock        Feb-00       -      (2,500)       (25)    248,016        248        (223)         -            -

Issuance of common
stock for exercise
options                Mar-00     0.10          -          -      12,000         12       1,188          -            -

Issuance of common
stock for exercise
of warrants            Mar-00     7.00          -          -      58,000         58     405,942          -            -

Conversion of
preferred stock
to common stock        Mar-00        -     (3,800)       (38)    376,984        377       (339)          -            -

Issuance of common
stock for reset
shares                 Mar-00        -          -          -     727,756        728       (728)          -            -

Dividends on
preferred stock        Jan-Mar-00    -          -          -           -          -     64,360           -      (64,360)

Issuance of common
stock for preferred
dividends paid         Mar-00        -          -          -     61,650          62        (62)          -            -

Issuance of common
stock for exercise
options                Apr-Oct-00 0.10          -          -      7,000           7        693           -            -

Unrealized gain
on marketable
securities             Jan-Sep-00    -          -          -          -           -          -       6,071            -

Net realized gain
on marketable
securities             Jan-Jun-00    -          -          -          -           -          -     (14,011)           -

Issuance of stock
for conversion                    0.16-
of notes payable       Sep-00     0.251         -          -   4,315,000      4,315   1,058,364          -            -

Issuance of stock
for conversion
of notes payable to    Sep &      0.81-
shareholders           Oct-00     0.82          -          -     626,422        626     511,040          -            -

Issuance of warrants
for consulting         May -
services               Dec-00        -          -          -           -          -     169,042          -            -

Issuance of stock
options to employees   Jan -
for compensation        Dec-00       -          -          -           -          -     660,590          -            -

Net loss for the
year ended
December 31, 2000            -       -          -          -           -          -           -          -   (5,666,993)
                                         --------- ---------- ----------- ---------- ----------- ---------- ------------
Balances at
December 31, 2000            -       -          -  $       -  18,425,830  $  18,426 $18,731,993  $       - $(17,949,220)
                                         ========= ========== =========== ========== =========== ========== ============

    The accompanying notes are an integral part of these financial statements.



                                   Logio, Inc.
               (Formerly WordCruncher Internet Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                  From inception
                                                                                  on November 5,
                                                  For the Year ended              1996 through
                                                      December 31,                December 31,
                                            2000         1999           1998      2000
                                       -------------- ------------- ------------- --------------
Cash Flows From Operating Activities
Net income (loss)                      $  (5,731,353) $ (4,929,880) $   (482,909) $ (11,479,360)
Non-cash items:
  Depreciation & amortization                776,824       179,169        10,406        972,818
  Loss on disposal of equipment                2,215             -             -          2,215
  Bad debt expense                            31,000             -             -         31,000
  Financing charge for stock conversion      217,403             -             -        217,403
  Stock issued for services                  660,590     1,452,610        95,200      2,333,925
  Warrants issued for services               169,042       258,000             -        427,042
  Extraordinary gain                        (217,180)            -             -       (217,180)
(Increase)/decrease in current assets:
  Prepaid Expenses                           311,199      (311,199)            -              -
  Accounts receivable                        (33,433)         (736)            -        (34,169)
  Interest receivable                          1,983         8,035        (7,141)             -
Increase/(decrease) in current liabilities:
  Accounts payable                           (85,744)      295,928         4,251        220,605
  Accrued expenses                           (58,886)       61,827        19,063         27,433
                                       -------------- ------------- ------------- --------------

  Net Cash Used in Operating Activities   (3,956,340)   (2,986,246)     (361,130)    (7,498,268)
                                       -------------- ------------- ------------- --------------

Cash Flows from Investing Activities
  Cash paid for property, equipment
   and software technology                   (61,003)   (1,260,831)      (18,627)    (1,340,461)
  Increase)/Decrease in
   short-term investments                  1,462,147    (1,454,207)            -              -
  Cash received on notes receivables           1,955       110,745         5,000        117,700
  Cash advanced on notes receivable                -       (12,500)      (23,200)      (117,700)
  Cash paid for deposits                       6,011             -        (5,076)             -
                                       -------------- ------------- ------------- --------------
  Net Cash Provided by (Used in)
   Investing Activities                    1,409,110    (2,616,793)      (41,903)    (1,340,461)
                                       -------------- ------------- ------------- --------------

Cash Flows from Financing Activities
  Cash received from stock issuance          908,100     6,300,400     1,000,000      8,209,250
  Payment of stock issuance fees                   -      (392,100)            -       (392,100)
  Cash received from debt financing        1,423,000       685,682        13,000      2,421,682
  Principal payments on long-term debt      (813,392)     (361,274)     (194,634)    (1,374,254)
                                       -------------- ------------- ------------- --------------
  Net Cash Provided by
    Financing Activities                   1,517,708     6,232,708       818,366      8,864,578
                                       -------------- ------------- ------------- --------------

Increase/(decrease) in Cash               (1,029,522)     629,669        415,333         25,849

    The accompanying notes are an integral part of these financial statements.



                                   Logio, Inc.
               (Formerly WordCruncher Internet Technologies, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Continued)

Cash and Cash Equivalents
  at Beginning of Period                   1,055,371       425,702        10,369              -
                                       -------------- ------------- ------------- --------------
Cash and Cash Equivalents
  at End of Period                     $      25,849  $  1,055,371  $    425,702  $      25,849
                                       ============== ============= ============= ==============
Supplemental Cash Flow Information:
  Cash paid for interest               $      29,888  $      4,584  $     29,888  $      79,016
  Cash paid for income taxes           $           -  $          -  $          -  $           -
 Non-cash financing transactions:
  Purchase of equipment with
   lease obligations                   $     241,018  $    766,987  $          -  $   1,059,195
 Unrealized gain on securities         $           -  $      7,940  $          -  $       7,940
 Issuance of common stock for
   debt conversion                     $   1,574,345  $     26,000  $     13,000  $   1,613,345
 Payment of stock dividend             $      64,360  $          -  $          -  $           -


    The accompanying notes are an integral part of these financial statements.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 1 - Summary of Significant Accounting Policies

a.  Organization

    Logio, Inc., formerly WordCruncher Internet Technologies, Inc.,(the Company) is a development stage company historically engaged in the development and marketing of a focused Internet directory and search engine which serves the needs of the business professional.

    The Company was incorporated on November 5, 1996 in the state of Utah under the name of Redstone Publishing, Inc. On March 10, 1997 the Company changed its name to WordCruncher Publishing Technologies, Inc. During July 1998, the Company merged with Dunamis, Inc. a public company organized in the State of California. Dunamis had essentially no assets and liabilities, and management of Dunamis had resigned and management of the Company then managed the consolidated entity. The merger was recorded as a reverse acquisition, therefore WordCruncher became the accounting survivor.

    In connection with the merger, the Company changed it's name to WordCruncher Internet Technologies, Inc. and changed its domicile to the State of Nevada. The Company's headquarters were in Draper, Utah, where the Company was engaged in the marketing of a search engine software product.

    In March 2000, the Company commenced planned principal operations of its Internet portal and directory, but has not produced any significant revenues. In April 2000, the Company changed its name to Logio, Inc. and in September 2000 the Company changed its focus from its Internet portal to its continuing developmental efforts on the Logio business directory. Logio currently has no operations and acts as a holding company for certain assets and liabilities.

b.  Recognition of Revenue

    The Company recognizes income and expense on the accrual basis of accounting. The Company has received revenues from services provided for indexing printed materials to online format. Pursuant to SOP 97-2, revenue is recorded when the services are completed. The Company also generated revenues from the sale of their publishers proprietary version of the search engine technology. This product was sold separately without future performance such as upgrades, maintenance or PCS services, therefore according to SOP 97-2.08 revenue has been recorded upon the sale and delivery of the product.
Licensing fees were also generated from the sublicensing of the technology which was included in the software of certain sublicenses. Licensing fees have been recorded as revenue as software is reported as sold by the sublicensee.

c.  Loss Per Share

    The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Diluted loss per common share would include the dilutive potential effects of options, warrants, and convertible and reset features of Series A preferred stock, but were not included because their effects were antidilutive.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998



NOTE 1 - Summary of Significant Accounting Policies (Continued)

c.  Loss Per Share (continued)

                                     Loss          Shares       Per Share
                                    (Numerator)   (Denominator) Amount
                                    ------------- ------------- ------------
Cumulative amounts since inception:
  Loss from operations              $(11,501,059)
                                    -------------
  Basic and diluted EPS
  Income (loss) to common
  stockholders                      $(17,949,220)    8,122,053  $      (2.21)
                                    ============= ============= =============
For the year ended December 31, 2000:
  Loss from operations              $ (5,601,628)
                                    -------------
  Basic and diluted EPS
  Income (loss) to common
  stockholders                      $  (5,731,353)  14,593,455  $       (.39)
                                    ============= ============= =============

For the year ended December 31, 1999:
  Loss from operations              $  (5,116,235)
                                    --------------
  Basic and diluted EPS
  Income (loss) to common
  stockholders                      $(11,399,741)   11,879,919  $       (.96)
                                    ============= ============= =============
For the year ended December 31, 1998:
  Loss from operations              $   (462,027)
                                    -------------
  Basic and diluted EPS
  Income (loss) to common
  stockholders                      $   (482,909)    6,100,679  $       (.08)
                                    ============= ============= =============

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 1 - Summary of Significant Accounting Policies (Continued)

c.  Earnings Per Share (continued)

    The following is the calculation for Weighted-average common shares used in basic and dilutive net loss per common share:

                           Cumulative
                           Amounts
                           Since            Year ended December 31,
                           Inception      2000          1999         1998
                           ------------ ----------- ------------- ------------
Common shares outstanding
 during  the entire period           -   11,879,919   11,877,002    1,091,067
Weighted-average common
 shares issued during the
 period                      8,122,053    2,713,536        2,917    5,009,612
                           ------------ ----------- ------------- ------------
Weighted-average common
 shares used in basic EPS    8,122,053   14,593,455   11,879,919    6,100,679

Dilutive effects of
 potential common shares             -            -            -            -
                           ------------ ----------- ------------- ------------
Weighted-average number of
 common shares and dilutive
 potential common stock
 used in diluted EPS         8,122,053   14,593,455   11,879,919    6,100,679
                           ============ ============ ============ ============

d. Provision for Income Taxes

    In 1997, WordCruncher Publishing Technologies, Inc. elected to file federal and state income taxes under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay corporate income taxes on its taxable income during that period of time. Instead, the stockholders are liable for individual income taxes on their respective shares of the Company's net operating income in their individual income tax returns. Effective July 1, 1998, the Company filed a consolidated return with it's parent and lost it's S-Corp status.

    No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $17,949,220 that will be offset against future taxable income. These NOL carry forwards begin to expire in 2013. No tax benefit has been reported in the financial statements because the Company has not yet proven it can generate taxable income.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998



NOTE 1 - Summary of Significant Accounting Policies (Continued)

d. Provision for Income Taxes (continued)

   Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:


                                              2000        1999
                                        ------------- --------------
Deferred tax asset:
  NOL carry forward                     $  6,100,000  $   4,154,075
  Valuation allowance                     (6,100,000)    (4,154,075)
                                        ------------- --------------

  Total                                 $          -  $           -
                                        ============= ==============


e.  Cash and Cash Equivalents

    The company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

f.  Property and Equipment

    The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment, furniture and software are 3-5 years, 7 years and 3 years, respectively. Depreciation expense for the periods ended December 31, 2000, 1999 and 1998 is $776,824, $179,169 and $10,272, respectively.

g.  Impairment of Long Lived Assets

    Fixed assets are evaluated periodically by management and if impaired are written down to the fair market value.

h.  Stock Split & Change in Par Value

    In July 1998, the Company authorized a 3 for 1 forward stock split. These financial statements have been retroactively restated to reflect the stock split. Pursuant to the reverse merger with Dunamis the Company's par value changed to $.001. This change has also been retroactively applied.

                               -15

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998



NOTE 1 - Summary of Significant Accounting Policies (Continued)

i.  Software Development Costs

    The Company expenses all costs associated with software development as research and development expense until technological feasibility has been achieved. Subsequent to technological feasibility, costs to produce product masters are capitalized. Technological feasibility is established by the Company upon completion of a working model. Software development costs incurred by the Company subsequent to technological feasibility have been insignificant.

j.  Development Stage Company

    The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its operations.

k.  Short-Term Investments

    Short-term investments are comprised of various governmental securities, commercial paper and other securities, which mature in one year or less and are classified as available-for-sale. Available for sale securities are measured at fair value with net unrealized gains and losses reported in equity. At December 31, 2000, short-term investments were liquidated and the Company recorded a gain of $14,011 on these securities.

l.  Fair Value of Financial Instruments

    The fair value of the Company's cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value due to short-term maturity of the instruments. The fair value of long-term obligations approximate carrying value based on their effective interest rates compared to current market rates.

m.  Comprehensive Income

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from nonowner sources. The Company's comprehensive income includes net loss and unrealized gains on investments and is displayed in the statement of stockholders' equity.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 2 - Property & Equipment

    Property and equipment consists of the following at December 31, 2000 and 1999:

                                                    2000          1999
                                               ------------- -------------
   Computer equipment                          $  1,527,077  $  1,217,668
   Furniture and fixtures                            58,175        49,392
   Software technology                              872,011       858,868
                                               ------------- -------------
                                                  2,457,263     2,125,928
   Less accumulated depreciation                   (972,081)     (195,593)
                                               ------------- -------------

   Total Property & Equipment                  $  1,485,182  $  1,930,335
                                               ============= =============

NOTE 3 - Notes Receivable - Related Party

    Notes receivable to shareholders at December 31, 2000 and 1999 are as follows:

                                                        December 31,
                                                    2000          1999
                                               ------------- -------------
Note receivable from a former employee,
interest rate of 8%, interest and principle
due April 2000.                                           -          1,955
                                               ------------- -------------
     Total                                                -          1,955

Less current portion                                      -          1,955
                                               ------------- -------------

Notes receivable - long term                   $          -  $           -
                                               ============= ==============

NOTE 4 - Capital Lease Obligations

   In October 2000, the Company reworked its lease with a computer equipment corporation. The lease was renegotiated from $23,779 per month for a total of 23 months to $19,000 for 26 remaining months. There were 12 months remaining under the original lease. The renegotiation caused a $175,333 increase in the present value of the outstanding lease in 2000. Included in property and equipment is $1,234,528 and $818,177 of computer equipment under capital leases at December 31, 2000 and 1999, respectively. The related accumulated amortization is $290,137 and $56,411 at December 31, 2000 and 1999, respectively.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998



NOTE 4 - Capital Lease Obligations (Continued)

     Future minimum lease payments are as follows at December 31, 2000:

       2001                                         $   274,491
       2002                                             233,336
       Thereafter                                             -
                                                    -----------
       Total minimum lease payments                     507,827
       Less portion representing interest               (42,864)
                                                    -----------
       Present Value of net minimum lease payments      464,963
       Less current maturities                          242,417
                                                    -----------
       Total                                        $   222,546
                                                    ===========
NOTE 5 - Settlement of Liabilities

     During the year ended December 31, 2000, the Company settled $558,098 of vendor payables for $340,918 in cash and stock. These settlements resulted in $217,181 of forgiven debt and extraordinary gain.

     In June 2000, the Company was loaned $500,000 from three principle shareholders and officers of the Company in exchange for notes payable bearing interest of 8% annually. Principal and interest were due in full on July 1, 2001. The note was note collateralized. On September 26, 2000 the Company converted the notes and $11,666 of accrued interest into 626,422 of the Company's common stock at $0.81 and $0.82 per share, which represents prices in excess of fair market value ($0.3125) of the common shares on the date of conversion.

     The Company was also released from approximately $460,000 of other long-term debt commitments with certain of its vendors that would have expired through April 2002 by obtaining releases and giving consideration through settlements as discussed above.

NOTE 6 - Note Payable in Default

     The Company is in default of approximately $100,000 to a software corporation for a current note payable.

NOTE 7 - Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 8 - Going Concern

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is a development stage company, has generated only limited revenue through December 31, 2000, and has sustained losses from operations each period since inception. In addition, it has a deficit accumulated during the development stage of $17,949,220. Also, the Company has used cash in, rather than provided cash from, operations.

    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.

    The Company has been acquired by Pacific Webworks, Inc. in February 2001 and currently has no operations. Management has settled numerous liabilities and commitments and has reduced the Company's monthly cash outflows significantly in late 2000. The Company is liable for certain leases and payables that it currently does not have funding to pay. Logio will continue to work with vendors and debtors to negotiate settlements and payment arrangements.

NOTE 9 - Commitments and Contingencies

    The Company is currently committed to three employment and severance agreements with certain officers of the Company. Salaries covered by these agreements range from $84,000 to $120,000 annually, subject to annual adjustment. Contracts with two individuals provide for annual salaries up to $120,000 (plus annual increases of at least eight percent and cash bonuses determined by the board of directors or the compensation committee), and are for terms of three years expiring in August 2001. The agreements provide for severance equal to one year's salary if the individual is terminated without cause. Furthermore, if there is a change in control as defined by these agreements, the contracts provide for compensation equal to five times the average sum of amounts paid to the executive for five fiscal years immediately preceding the date of the change in control. The other contract provides for annual salaries of $84,000 to $100,000 (plus monthly commission equal to 50 percent of monthly base salary and/or annual incentive bonuses equal to 30-60 percent of annual base salary), and are for terms of two years expiring April through December 2001. The agreements also provide for severance equal to 90 days of the employee's base salary plus the maximum amount of incentive pay the employee would have earned in the same 90 day period. Furthermore, if there is a change in control, as defined by these agreements, the contracts provide for compensation equal to the employee's annual base salary. There is no provision for severance payments under these employment contracts.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998



NOTE 10 -Preferred Stock

    On January 19, 1999 the Board of Directors organized a Series A Convertible Preferred Stock with 50,000 shares authorized. The preferred stock has a stated value of $1,000, a cumulative dividend of 6%. The Company issued 6,300 series of the Series A Convertible Preferred Stock in February and March 1999. Under the terms of the document for those sales, the shares were convertible into 624,999 shares of common stock at a conversion rate of $10.08 per share, upon registration of the common stock. The conversion price was based on the average closing price of the Company's common stock during the 20 day period immediately preceding the closing of the preferred issuance. The preferred shares hold no voting rights, and up to 20% of the preferred stock was available for conversion into common during each month following the effective date of the Company's prospectus.

    The preferred stock included a "lock-out" provision, which prevented the preferred shareholders from converting into common stock for a period of 5 months after the issuance of the preferred stock. Preferred shareholders had a limited right to receive additional shares of common stock at certain times if the market price of the common stock was less than $12.096 per share. On the 10th trading day after each of July 8, 1999, October 6, 1999, and February 13, 2000, preferred shareholders were entitled to receive the number of shares of common stock equal to one-third of the purchase price for their Series A Preferred Stock times the difference between the 10 day average closing price of the common stock and $12.096, divided by the ten day trading average.

    On the dates that the Series A Convertible Stock were issued, the intrinsic values of the beneficial conversion feature were $10,995,740 and $31,944 respectively. The intrinsic value was derived by the difference between the conversion price and the market value of the common stock on the day of the preferred stock issuance, times the number of common shares into which the preferred stock was convertible. The proceeds received from the sale of the convertible instruments were $6,100,000 and $200,000 respectively. Since the intrinsic values of the beneficial conversion feature are greater than the proceeds. The discounts assigned to the convertible instruments are $6,100,000 and $31,944 respectively, creating a total discount of $6,131,944. This amount was being accreted over a five month period, which is the period to the security's earliest conversion date of November 30, 1999, and is reflected on the statement of operations as a deduction for dividends and accretion.

     The investors of the Series A Preferred Stock were also issued Series A and B warrants to purchase common stock. A Series C warrant was also issued to a third party as a finders fee. Series A warrants allow their holders to purchase up to an aggregate of 71,069 shares of common stock at a weighted average price of $34.53 per share (125% of the closing bid price of the common stock on the day prior to the closing of the purchase agreement) at any time through the fifth anniversary of the closing. Series B warrants allow their holders to purchase up to an aggregate of 47,380 shares of common stock at a weighted average of $41.44, through the expiration date. Series C warrants allow their holders to purchase up to 189,000 shares of common stock at a weighted average price of $29.01 per share through the fifth anniversary of the warrant issue.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 10 -Preferred Stock (Continued)

    Offering costs related to the issuance of Preferred Stock total $392,100 and have been netted with the proceeds for reporting purposes. Cumulative Dividends total $337,917 as of December 31, 1999

Preferred stock conversion
--------------------------
    In February and March 2000, holders of the Company's convertible preferred stock converted 6,300 preferred shares into 625,000 common shares. The preferred stockholders also received 727,756 shares of the Company's common stock in conjunction with the reset provisions of the preferred stock agreement. Common stock totaling 61,650 shares were also issued to preferred shareholders representing a six percent cumulative dividend.

NOTE 11 - Stockholders' Equity

Stock purchase agreement
------------------------
     On July 6, 2000, the Company signed a purchase agreement with five investors for the sale of two million shares of its common stock for a total purchase price of $1.4 million. The terms of the agreement required the deposit of $1.4 million into escrow account before July 31,2000. The monies were agreed to be released to the Company upon the effective registration of the shares with the Securities and Exchange Commission on or before October 31, 2000. In September 2000, the Securities and Exchange Commission declared the registration effective. As of December 31, 2000, the investors have not released the funds and are in default of the agreement.

Conversion of notes payable to equity
--------------------------------------
      In September 2000, the Company was advanced a total of $605,976 from various parties to fund the settlement of liabilities in the form of notes payable. Also in September 2000 the Company then converted the notes payable and $2,976 of accrued interest into 2,815,000 of the Company's common stock at prices ranging from $0.2012 to $0.251 per share. The conversion prices did not represent the fair market value of the common shares on the date of conversion. As such, the Company incurred $88,576 in financing charges.

      In September 2000, a corporation assumed $130,045 in liability from one of the Company's vendors. Also in September 2000, the Company converted $70,000 of this liability into 350,000 shares of the Company's common stock and was forgiven of $60,045 in liability by the assuming creditor. The liability was converted at $0.20 per share, which did not represent the fair market value of the Company's common shares on the date of conversion. As such, the Company incurred $45,127 in financing charges.

      As discussed in Note 5, in September 2000, the Company converted $511,666 of notes payable and interest to shareholders to 626,422 shares of its common stock. The fair market value of the shares on the date of conversion was $0.3125 and the conversion prices ranged from $0.81 to $0.82 per share.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 11 - Stockholders' Equity (Continued)

    In October 2000, notes payable totaling $170,000 were converted to
1,150,000 shares of the    Company's common stock.  The liability was
converted at $0.16 per share, which did not represent the fair market value of the Company's common shares on the date of conversion. As such, the Company incurred $83,700 in financing charges.

NOTE 12 - Incentive Stock Option Plan

     On April 18, 2000, the Board of Directors adopted the Logio, Inc. Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights, or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 2,500,000 shares of the Company's common stock under the Plan. The Plan was approved by the Company's stockholders in June 2000. The Board of Directors has approved the granting of options under the plan as follows.

     Directors, officers, employees and certain consultants have been granted options to acquire 1,288,666 shares of the Company's common stock. The options were granted at exercise prices ranging from $0.10 - $5.88 per share. The options vest periodically through December 2001. The options expire through March 2008.

Fair Market Value of Options Granted
------------------------------------

    The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS
123). Therefore, the Company accounts for stock-based compensation under the Accounting Principles Board Opinion No. 25, under which approximately $660,590 has been recognized for compensation earned related to options issued at exercise prices that were less than the fair market value of the Company's stock on the date of grant in 2000 and $1,452,610 in 1999. Had compensation cost for the stock-based compensation been determined based upon the fair value of options at the grant date consistent with methodology set forth by FAS 123, the Company's net loss and loss per share would have increased to the following proforma amounts:

                                                   2000         1999
                                               ------------- -------------
 Pro forma net earnings
    As reported                                  (5,731,353)  (11,399,741)
    Pro forma                                    (6,492,228)  (11,453,549)

Net loss per common share -
 basic and fully diluted
    As reported                                        (.39)         (.96)
    Pro forma                                          (.44)         (.96)

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 12 - Incentive Stock Option Plan (Continued)

    The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 2000 and 1999: expected volatility of 157 percent and 120 percent, respectively; risk free interest rate of 6.5 percent and 6.5 percent, respectively; and expected life of 1.5 to 3.5 years. The weighted average fair value of options granted $1.41 and $4.75 in 2000 and 1999, respectively.

    Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

Information with respect to the Company's stock options at December 31, 2000 is as follows:

                                                                 Weighted-
                                                                 Average
                                        Stock       Exercise     Exercise
                                        Options     Price        Price
                                      ------------- ------------ -------------
Outstanding at January 1, 1998                   -  $        -   $         -
  Granted                                        -           -             -
  Exercised                                      -           -             -
  Forfeited                                      -           -             -
                                      ------------- ------------ -------------
Outstanding at December 31, 1998                 -           -             -
  Granted                                1,079,000   0.10-5.54          1.79
  Exercised                                 (4,000)       0.10          0.10
  Forfeited                                      -           -             -
                                      ------------- ------------ -------------
Outstanding at December 31, 1999         1,079,000   0.10-5.54          1.80
  Granted                                1,283,000   0.63-7.78          1.29
  Exercised                                (21,000)       0.10          0.10
  Forfeited                            ( 1,052,334)  0.10-7.78          2.40
                                      ------------- ------------ -------------
Outstanding at December 31, 2000         1,288,666  $0.10-$5.88        $2.21
                                      ============= ============ ============

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998




NOTE 12 - Incentive Stock Option Plan (continued)

     Additional information related to stock options outstanding and exercised at December 31,2000:

     Options Outstanding
     -------------------                                            Weighted-
                                                        Weighted-  Average
                                                        Average    Remaining
                              Exercise     Number       Exercise   Contractual
                              Price        Outstanding  Price      Life
                              ------------ ------------ ---------- -----------
                               $0.10          216,666     $0.10     2 yrs
                                0.63          425,000      0.63     3 yrs
                                1.00            1,000      1.00     3 yrs
                                1.25          375,000      1.25     3 yrs
                                1.43-1.47      71,000      1.45     3 yrs
                                2.72          100,000      2.72     4.5 yrs
                                4.79           80,000      4.79     3 yrs
                                5.88           20,000      5.88     3 yrs
                                           -----------
                                            1,288,666
                                           ===========

    Options Exercisable
   ---------------------
                                                        Weighted-
                                                        Average
                              Exercise     Number       Exercise
                              Price        Exercisable  Price
                              ------------ ------------ --------------
                              $0.10           206,666      $0.10
                               0.63           425,000       0.63
                               1.00               500       1.00
                               1.25           375,000       1.25
                               1.44-1.47       33,500       1.46
                               2.72           100,000       2.72
                               4.79             5,000       4.79
                               5.88            20,000       5.88
                                            ----------
                                              959,000
                                            ==========

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 13 - Warrants


Series A, B and C warrants
---------------------------

     In connection with the sale of Series A Convertible Preferred Stock, purchasers, were issued Series A, and B warrants to purchase the Company's common stock. Series C warrants were also issued to a third party for a finder's fee.

     Series A warrants allow holders to purchase up to an aggregate of 71,069 shares of common stock at a weighted-average price of $7.00 per share.

     Series B warrants allow holders to purchase up to an aggregate of 47,380 shares of common stock at a weighted-average of $8.40 per share.

     Series C warrants allow holders to purchase up to 132,000 shares of common stock at a weighted-average price of $7.00 per share.

     All 250,449 Series A, B and C warrants expire in February 2004.

Other warrants issued for services
----------------------------------

     In January of 1999, and in conjunction with the sale of Series A Convertible Preferred Stock, the Company issued warrants to purchase 200,000 shares of the Company's common stock to its investor relations consultant. The warrants were issued with an exercise price of $5.50 per share and are fully vested at December 31, 1999. The fair value of $1.29 was estimated as the value of the services performed. Consulting expenses relating to these warrants totaled $258,000 during 1999.

      In May of 2000 the Company issued warrants to purchase 400,000 shares of the Company's common stock to its investor relations consultant. 200,000 of these warrants were issued with an exercise price of $4.00 per share and 200,000 of these warrants were issued with an exercise price of $3.00 per share. The warrants are fully vested at December 31, 2000. The fair value of $.42 was estimated as the value of the services performed. Consulting expenses relating to these warrants totaled $169,042 during 1999.

                           Logio, Inc.
       (formerly WordCruncher Internet Technologies, Inc.)
                  (A development stage company)
            Notes to Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998


NOTE 14 - Subsequent Events

    On January 31, 2001, shareholders of Logio, Inc. approved the proposed sale of the Company to Pacific Webworks, Inc. On February 8, 2001, Logio, Inc. filed a Share Exchange Agreement with the state of Nevada to exchange approximately 18,425,830 of its common shares for 2,800,000 shares of Pacific Webworks, Inc. stock.

    In the first quarter 2001, and in conjunction with the acquisition, the Board of Directors of Pacific Webworks, Inc., Logio's parent company, approved the conversion of 1,288,666 options, each to purchase one share of Logio, Inc. common stock, to 195,252 options, each to purchase one share of Pacific Webworks stock.

    All outstanding warrants were also adjusted for price and number at a 6.6 to 1 ratio.

    In March 2001, the Company was in default of its lease obligations to a computer equipment corporation.