Form 10-Q
period 2001-03-31
LOGIO INC
filed 2001-05-15
CIK 1085278

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No. 000-26731

                                 Logio, Inc.
            (Exact name of registrant as specified in its charter)

         Nevada                                     87-0627910
      (State of incorporation)                   (I.R.S. Employer
                                                  Identification No.)

                        180 South 300 West, Suite 400
                          Salt Lake City, Utah 84101
                                (801) 578-9020
        (Address and telephone number of principal executive offices and principal place of business)

               1760 Fremont Avenue, Salt Lake City, Utah 84104
                               (Former address)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of April 27, 2001 the Registrant had a total of 18,425,828 shares of common stock issued and outstanding, which are beneficially owned by its parent corporation, Pacific WebWorks, Inc.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations........8

                          PART II: OTHER INFORMATION

Item 1: Legal Proceedings.................................................10

Item 2: Changes in Securities and Use of Proceeds.........................10

Item 3: Defaults on Senior Securities.....................................10

Item 4: Results of Votes of Security Holders..............................10

Item 5: Other Information.................................................10

Item 6:  Exhibits and Reports filed on Form 8-K ..........................11

Signatures................................................................12


                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The financial information set forth below with respect to our statements of operations for the three months ended March 31, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                                 Logio, Inc.
             A wholly owned subsidiary of Pacific WebWorks, Inc.
                        (a development stage company)

                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                       March 31,    Dec 31,
                                                        2001         2000
                                                   ------------- -------------
CURRENT ASSETS                                      (Unaudited)

   Cash and cash equivalents                        $         -  $     25,849
   Short term investments                                     -             -
   Accounts receivable                                        -         3,169
   Interest receivable                                        -             -
   Note receivable                                            -             -
   Prepaid assets                                             -             -
                                                   ------------- -------------

       Total current assets                                   -        29,018
                                                   ------------- -------------

PROPERTY & EQUIPMENT, net                             1,069,730     1,485,182
                                                   ------------- -------------

OTHER ASSETS                                                  -             -
                                                   ------------- -------------

                                                   $  1,069,730  $  1,514,200
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Current portion of long-term capital lease
     obligations (Note 2)                          $    276,833  $    242,417
   Payables - past due (Note 2)                         222,579       215,720
   Accounts payable                                           -         4,885
   Accrued expenses                                      12,529        27,433
   Note payable -parent company                          98,502             -
                                                   ------------- -------------

       Total current liabilities                        610,443       490,455
                                                   ------------- -------------

CAPITAL LEASE OBLIGATIONS, less current maturities      148,589       222,546

STOCKHOLDERS' EQUITY (Note 3)
   Preferred stock                                            -             -
   Common stock                                          18,426        18,426
   Additional paid-in capital                        18,893,398    18,731,993
   Deficit accumulated during the development stage (18,601,035)  (17,949,220)
   Treasury stock                                           (91)            -
                                                   ------------- -------------

       Total stockholders' equity                       310,698       801,199
                                                   ------------- -------------

                                                   $  1,069,730  $  1,514,200
                                                   ============= =============

The accompanying notes are an integral part of these financial statements

                                 Logio, Inc.
             A wholly owned subsidiary of Pacific WebWorks, Inc.
                        (a development stage company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                     Cumulative
                                      amounts
                                       since      Three months ended March 31,
                                     inception         2001          2000
                                    ------------- ------------- --------------

Net revenues                        $    147,273  $          -  $           -
                                    ------------- ------------- --------------

Cost of sales                            478,813             -              -
                                    ------------- ------------- --------------

Gross profit (loss)                     (331,540)            -              -
                                    ------------- ------------- --------------

Research and development               3,361,101        11,972        836,782

Selling and marketing expenses         1,651,786             -        468,874

General and administrative             3,149,737        67,152        334,192

Depreciation and amortization          1,181,924       209,106        195,847

Compensation expense for
 stock options (Note 2)                2,274,605       161,405        366,355
                                    ------------- ------------- --------------

Total operating expenses              11,619,153       449,635      2,202,050
                                    ------------- ------------- --------------

Loss from operations                 (11,950,693)     (449,635)    (2,202,050)
                                    ------------- ------------- --------------
Other income (expense)
  Interest income                       249,105             18         21,400
  Interest expense                     (165,555)        (6,918)       (31,574)
  Impairment losses (Note 3)           (198,525)      (198,525)             -
  Finance charges                      (217,403)             -              -
  Other                                    (923)          3,245         3,522
                                    ------------- ------------- --------------

                                       (333,301)      (202,180)        (6,652)
                                    ------------- ------------- --------------

Loss before extraordinary item      (12,283,994)      (651,815)    (2,208,702)
                                    ------------- ------------- --------------

   Extraordinary gain                   217,180              -              -

NET LOSS                            (12,066,814)      (651,815)    (2,208,702)

Deduction for dividends
  and accretion                      (6,534,221)             -              -
                                    ------------- ------------- --------------
Net loss attributable to common
   stockholders                     (18,601,035)      (651,815)    (2,208,702)
                                    ============= ============= ==============
Net loss per common share -
  basic and diluted

    Before extraordinary item
    and deduction for dividends
    and accretion                         (1.34)         (0.04)         (0.18)

    Extraordinary gain                     0.02           0.00           0.00

    Deduction for dividends
    and accretion                         (0.71)          0.00           0.00
                                    ------------- ------------- --------------

                                    $     (2.03)  $      (0.04) $       (0.18)
                                    ============= ============= ==============
Weighted-average number of shares
 outstanding - basic  and diluted      9,165,025    18,425,830     12,431,687
                                    ============= ============= ==============




The accompanying notes are an integral part of these financial statements


                                 Logio, Inc.
                        (a Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Cumulative
                                                    amounts           Three months
                                                     since           ended March 31,
                                                   inception       2001           2000
                                                 ------------- ------------- --------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
  Net loss                                       $(12,066,814) $   (651,815) $  (2,208,702)
  Adjustments to reconcile net loss
   to net cash used in operating activities
    Depreciation & amortization                     1,181,924       209,106        195,847
    Issuance of common stock and options
     for compensation and other expenses            2,518,730       161,405        366,355
    Issuance of warrants for consulting services      427,042             -              -
    Impairment losses                                 198,525       198,525              -
    Bad debt expense                                   34,169         3,169              -
    Loss (gain) on disposal of assets                  (1,030)       (3,246)             -
    Finance charges for stock conversion              217,403             -              -
    Extraordinary gain(                              (217,180)            -              -
  Changes in assets and liabilities
    Accounts receivable                                     -             -              -
    Interest receivable                                     -             -          1,983
    Prepaid expenses and other assets                       -             -         38,353
    Accounts payable                                  222,579         1,974         85,969
    Accrued expenses                                   12,530       (14,903)        47,835
                                                 ------------- ------------- --------------

        Total adjustments                           4,594,692       556,030        736,342
                                                 ------------- ------------- --------------

        Net cash used in operating activities      (7,472,122)      (95,785)    (1,472,360)
                                                 ------------- ------------- --------------
Cash flows from investing activities
  Purchases of property and equipment              (1,462,392)            -        (49,411)
  Proceeds from diposal of assets                      11,066        11,066              -
  (Increase) decrease in short-term investments             -             -        583,143
  Repayment of notes receivable from related parties  117,700             -            474
  Notes receivable issued to related parties         (117,700)            -              -
  Increase in deposits                                      -             -              -
                                                 ------------- ------------- --------------

        Net cash provided by (used in)
          investing activities                     (1,451,326)       11,066        534,206
                                                 ------------- ------------- --------------

Cash flows from financing activities
  Proceeds from issuance of common stock            1,909,250             -        907,400
  Proceeds from issuance of preferred stock         6,300,000             -              -
  Repurchase of common stock                              (91)          (91)             -
  Cash paid for fees associated with preferred
    stock issuance                                   (392,100)            -              -
  Proceeds from issuance of notes payable
    to related parties                              1,521,502        98,502              -
  Principal payments under capital
    lease obligations                                (617,006)      (39,541)       (97,608)
  Proceeds from issuance of long term
    obligations and notes payable                     998,682             -              -
  Principal payments of long-term
    obligations and notes payable                    (796,789)            -        (70,689)
                                                 ------------- ------------- --------------

        Net cash provided by financing activities   8,923,448        58,870        739,103
                                                 ------------- ------------- --------------
        Net increase (decrease) in cash and
         cash equivalents                                   -       (25,849)      (199,051)

Cash and cash equivalents at beginning of period            -        25,849      1,055,371
                                                 ------------- ------------- --------------

Cash and cash equivalents at end of period       $          -  $          -  $     856,321
                                                 ============= ============= ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest                         $      85,890 $      6,874  $      29,799
  Cash paid for income taxes                                 -            -              -

Non-cash financing activities:
  Purchase of equipment with lease obligations   $     997,824  $         -  $      13,817
  Conversion of preferred stock to common stock             63            -             63
  Unrealized gain on investments                             -            -          3,472
  Dividends on preferred stock                         402,277            -         64,360
  Issuance of common stock for debt conversion       1,613,345            -              -




  The accompanying notes are an integral part of these financial statements
                                     F-3


                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2001
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (the Company) is a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional.

The Company has temporarily ceased the development and operations of its products and has not produced any significant revenues.

The Company was incorporated on November 5, 1996 in the State of Utah under
the name of Redstone Publishing, Inc.   During July 1998, the Company merged
with Dunamis, Inc. a public Company organized in the State of California. The merger was recorded as a reverse acquisition, therefore WordCruncher was the accounting survivor.

In connection with the merger, Dunamis, the legal survivor, changed its name to WordCruncher Internet Technologies, Inc. and changed its domicile to the State of Nevada. The Company's headquarters are in Salt Lake City, Utah.

On April 18, 2000, the Board of Directors approved the change of the Company's name to Logio, Inc. The change was approved by the Company's stockholders in June 2000. The Company also amended its articles of incorporation and filed the appropriate documents with the state of Nevada in June 2000 when the Company officially changed its name to Logio, Inc.

On February 8, 2001, Pacific WebWorks, Inc. completed its acquisition of Logio, Inc., in a stock-for-stock exchange. Pacific WebWorks, Inc. exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at $2,450,000 representing the fair value of the Pacific WebWorks, Inc. shares on the date of exchange. Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to March 31, 2001 and it's the fair values of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

The Company conducts its business within one industry segment.

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain prior period balances have been reclassified to conform with current period presentation.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2001
                           (Unaudited)


NOTE 2 - IMPAIRMENT LOSSES

In March 2001, the Company was unable to make payment on some of its capital lease obligations. The Company is currently attempting a favorable negotiation with the leasing company and anticipates that the equipment will be transferred back to the vendor. The default on these obligations, which approximates $404,000 at March 31, 2000, results in an impairment loss of $122,685 which represents cash down payments by the Company at the beginning of the leases that were being amortized over the life of the leases. The leases expire through December 2002.

In January 2001, the Company was notified by a software vendor that, due to its default on financing arrangements, the software license was terminated. The termination of the software license represents an impairment of $75,840 to the net asset and the payable in default of approximately $100,000 is included in payables past due.

NOTE 3 - STOCK OPTIONS AND WARRANTS

In February 2001 and immediately previous to the completion of the acquisition of Logio, Inc. by Pacific WebWorks, Inc., approximately 90,000 Logio, Inc. options were accelerated in their vesting terms in accordance with the terms of the grant agreements. This acceleration resulted in a $161,405 charge for the remaining, unearned intrinsic value of the options accelerated.

Also, in February 2001, and in conjunction with the acquisition of the Company by Pacific WebWorks, Inc., the board of directors of the Company's Parent converted Logio options to Pacific WebWorks options at a rate of one Pacific WebWorks option for every 6.6 Logio option held on the date the acquisition was effectively completed (February 8, 2001).

     In this report references to "Logio," "we," "us," and "our" refer to Logio, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Logio's control. These factors include but are not limited to economic conditions generally and in the industries in which Logio may participate; competition within Logio's chosen industry, including competition from much larger competitors; technological advances and failure by Logio to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is the wholly owned subsidiary of Pacific WebWorks, Inc. We were acquired by Pacific WebWorks in February 2001 and in conjunction with the acquisition we ceased our development activities and preliminary operations related to the Logio business directory and directory services. We are not actively marketing any products and the production and operation of a portal or directory have ceased. We are working with Pacific WebWorks to develop directory and content related products for Pacific WebWorks'customers.

Results of Operations

     The following table summarizes the results of our operations for the three months ended March 31, 2001 and 2000. The following discussions are based on financial statements of Logio.


                                                 Years Ended March 31,
                                                 2001            2000
                                             ------------- --------------
Net revenues                                 $          -  $           -
Cost of sales                                           -              -
                                             ------------- --------------

Gross profit (loss)                                     -              -
                                             ------------- --------------

Research & development                             11,972        836,782
General & administrative                           67,152        334,192
Sales & marketing                                       -        468,874
Depreciation and amortization                     209,106        195,847
Compensation expense for stock options            161,405        366,355
                                             ------------- --------------
   Total operating expense                        449,635      2,202,050
                                             ------------- --------------

Operating loss                               $   (449,634) $  (2,202,050)

Total other income (expense)                 $   (202,180) $      (6,652)

Net loss                                     $   (651,815) $  (2,208,702)


     Revenue. We had no revenues for either the 2001 or 2000 first quarter ended March 31. We had no revenues for the first quarter of 2000 because the logio.com site and the related Logio directory did not become available on the marketplace until April 2000. No revenues were recorded in the first quarter 2001 as we have ceased operations of our portal and directory services and the logio.com site. Accordingly, we did not record any cost of sales or gross profit for these time periods.

     Operating expenses. Our total operating expenses have dropped to $449,635 for the first quarter of 2001 compared to $2,202,050 in the first quarter of 2000.

     Research and development expenses. Research and development consists primarily of personnel expenses related to product design, programming, and quality control. The decrease of $824,810 in the 2001 first quarter compared to the 2000 quarter was due to the fact that the research and development expenses for the 2001 first quarter were only for the six week period before our acquisition by Pacific WebWorks.

     General and administrative expense. General and administrative expenses consist of all finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. Again, the substantial drop in these expenses reflected a six week period rather than a full quarter.

     Depreciation and amortization. These expenses were 46.5% of our total operating expenses for the 2001 first quarter compared to 8.9% of total operating expenses for the 2000 first quarter. The depreciation and amortization expense is related to the purchase of computer equipment and software technology, mostly on capital lease agreements, and the related depreciation charges. The computer equipment and software were required to launch and maintain the Logio site and related Logio directory and we remain obligated under these agreements even though we have ceased these activities.

     Compensation expense for stock options. Compensation expense for stock options decreased to $161,405 in the 2001 first quarter compared to $366,355 for the 2000 first quarter. These expenses were 35.9% of our total operating expenses for the 2001 first quarter compared to 16.6% of total operating expenses for 2000 first quarter. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period of service. The $161,405 charge for the 2001 first quarter relates to options to purchase 90,000 Logio common shares which were accelerated per the terms of the grant agreements prior to the completion of our acquisition by Pacific WebWorks. This charge reflects the unearned intrinsic value of the accelerated options. The overall decrease in compensation expenses for stock options represents the forfeiture of options during 2000, management's efforts to discontinue granting of options at an exercise price less than fair market value, and the completion of vesting periods for certain employee options.

     Other income or expense. For the first quarter 2001 we recorded total other expenses of $202,180 compared to $6,652 for the 2000 first quarter. Other expenses of $198,525 for the 2001 quarter were primarily the result of impairment losses of $122,685 related to a default under a capital lease obligation and $75,840 related to default on financing arrangements with a software vendor (See, Part II, Item 3, below).

     Net loss. Net loss decreased $1,556,887 for the quarter ended March 31, 2001, compared to the 2000 first quarter. The decrease in net loss is primarily a result of our cessation of development and product sales. We recorded a net loss per share of $0.04 in the 2001 quarter compared to a loss of $0.18 per share in the 2000 quarter.


                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     We are involved in various disputes and legal claims arising in the normal course of our business. In the opinion of management, any resulting litigation will not have a material effect on our financial position and results of operations over amounts recorded.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2001, in conjunction with our acquisition by Pacific WebWorks, options to purchase 90,000 Logio common shares were accelerated per the terms of the grant agreements. In addition, Pacific WebWorks' Board granted conversion of Logio options held on the date of acquisition, February 8, 2001, to Pacific WebWorks' options. A total of Logio options to purchase 1,288,666 Logio common shares were converted to options to purchase 195,252 Pacific WebWorks common shares. The rate of conversion was one Pacific WebWorks option for every 6.6 Logio options held on February 8, 2001.


ITEM 3: DEFAULTS ON SENIOR SECURITIES

     In January 2001 we were notified by Oracle Corporation that we were in default under our licensing agreement. As a result of this default, our software license with Oracle was terminated and resulted in an impairment of $75,840 to the net asset and included the default of the $100,000 payable was allocated to payables past due.

     In March 2001 we were unable to make a payment on a capital lease obligation to Sun Microsystems Finance related to leases of certain computer equipment. The default of approximately $404,000 resulted in a impairment loss of $122,685 which represents the cash down payments we made at the beginning of the leases which were amortized over the life of the lease. The leases expire through December 2002. We are currently attempting to negotiate a resolution to this default and anticipate returning the equipment to Sun Microsystems.


ITEM 4: RESULTS OF VOTES OF SECURITY HOLDERS

     On January 31, 2001 at a special meeting of the stockholders of Logio, Inc., the stockholders approved the Agreement and Plan of Reorganization, dated October 31, 2000, between Logio and Pacific WebWorks, Inc. As a result, Logio became the wholly-owned subsidiary of Pacific WebWorks, Inc. Of the 18,425,830 shares entitled to vote for approval of the agreement, 11,110,010 were represented at the meeting and 11,060,733, or 60.0% of outstanding shares, voted in favor; 25,457, or 0.14%, of the outstanding shares, voted against, and 23,820, or 0.13%, abstained.


ITEM 5: OTHER INFORMATION

     On May 7, 2001 we moved with Pacific WebWorks to a 4,500 square foot office in the Westgate Business

Center located in Salt Lake City, Utah. The building has a total of 200,000 square feet of office and common space and the office serves as our main office and production facility.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit  Description
-------- -----------

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

3.2 Articles of Merger, filed June 20, 1998 (Incorporated by reference to exhibit 3.2 of Form S-1, File No. 333-78537, as amended)

3.3 Articles of Merger, filed July 15, 1998 (Incorporated by reference to exhibit 3.3 of Form S-1, File No. 333-78537, as amended)

3.4 Articles of Merger (Incorporated by reference to exhibit 3.4 of Form S-1, File No. 333-78537, as amended)

3.5 Certificate of Amendment, filed February 1, 1999 (Incorporated by reference to exhibit 3.5 of Form S-1, File No. 333-78537, as amended)

3.6 Articles of Exchange filed February 8, 2001. (Incorporated by reference to exhibit 3.6 to Form 10-K, filed April 17, 2001)

3.7 Bylaws of the Company (Incorporated by reference to exhibit 3.6 of Form S-1, File No. 333-78537, as amended)

10.1 Employment Agreement between Logio and Kenneth W. Bell, dated September 1, 1998 (Incorporated by reference to exhibit 10.4 of Form S-1, File No. 333-78537, as amended)

10.2 Employment Agreement between Logio and James W. Johnston, dated September 1, 1998 (Incorporated by reference to exhibit 10.5 of Form S-1, File No. 333-78537, as amended)

10.3 Lease Agreement between Logio and Sun Microsystems Finance, as amended

10.4      License Agreement between Logio and Oracle Corporation.


(b)  Reports on Form 8-K.

     On February 5, 2001 we filed a Current Report on Form 8-K under Item 1 announcing the Logio shareholder approval of the acquisition of Logio by Pacific WebWorks at a special meeting of the stockholders held on January 31, 2001.

     On March 16, 2001 we filed a Current Report on Form 8-K under Item 4 announcing the engagement of Chisholm & Associates as our independent auditors and the concurrent dismissal of Grant Thornton LLP as our auditors.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Logio, Inc.


       5/14/01               /s/ Kenneth W. Bell
Date:_______________    By: ______________________________________________
                            Kenneth W. Bell, President and Director


       5/14/01              /s/ Thomas R. Eldredge
Date:_______________    By: ______________________________________________
                            Thomas R. Eldredge, Secretary/Treasurer and
                            Director