Form 10-Q
period 2001-06-30
LOGIO INC
filed 2001-08-13
CIK 1085278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

As of August 1, 2001, the Registrant had a total of 18,425,828 shares of common stock issued and outstanding, which are beneficially owned by its parent corporation, Pacific WebWorks, Inc.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements................................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.........11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.........13

                          PART II: OTHER INFORMATION

Item 1:  Legal Proceedings..................................................13

Item 6:  Exhibits and Reports filed on Form 8-K.............................14

Signatures.................................................................15


                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                                 Logio, Inc.
             A wholly owned subsidiary of Pacific WebWorks, Inc.
                        (a development stage company)

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                    June 30,      Dec 31,
                                                    2001          2000
                                                    ------------- ------------
CURRENT ASSETS                                      (Unaudited)
  Cash and cash equivalents                         $          -  $    25,849
  Accounts receivable                                          -        3,169
                                                    ------------- ------------

     Total current assets                                      -       29,018
                                                    ------------- ------------

PROPERTY & EQUIPMENT, net                                156,330    1,485,182
                                                    ------------- ------------

                                                    $    156,330  $ 1,514,200
                                                    ============= ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term capital
    lease obligations                               $      1,569  $   242,417
  Capital leases past due                                440,174            -
  Overdraft in bank                                       23,766            -
  Payables - past due                                    218,470      215,720
  Accounts payable                                             -        4,885
  Accrued expenses                                        18,784       27,433
  Note payable -parent company                           112,013            -
                                                    ------------- ------------

     Total current liabilities                           814,776      490,455

CAPITAL LEASE OBLIGATIONS, less current maturities             -      222,546

STOCKHOLDERS' EQUITY
  Preferred stock                                              -            -
  Common stock                                            18,426       18,426
  Additional paid-in capital                          18,893,398   18,731,993
  Deficit accumulated during the development stage   (19,570,179) (17,949,220)
      Treasury stock                                         (91)           -
                                                    ------------- ------------

      Total stockholders' equity                        (658,446)     801,199
                                                    ------------- ------------

                                                    $    156,330  $ 1,514,200
                                                    ============= ============


  The accompanying notes are an integral part of these financial statements


                                  Logio, Inc.
              A wholly owned subsidiary of Pacific WebWorks, Inc.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Cumulative
                                     amounts
                                     since        Six months ended June 30,  Three months ended June 30,
                                     inception        2001         2000          2001         2000
                                     ------------ ------------ ------------- ------------ ------------
Net revenues                         $   147,273  $         -  $      1,534  $         -  $     1,534
                                     ------------ ------------ ------------- ------------ ------------

Cost of sales                            478,813            -       300,746            -      300,746
                                     ------------ ------------ ------------- ------------ ------------

   Gross loss                           (331,540)           -      (299,212)           -     (299,212)
                                     ------------ ------------ ------------- ------------ ------------

Research and development               3,361,201       12,072     1,558,834          100      645,983

Selling and marketing expenses         1,651,787            -       629,834            -      193,289

General and administrative             3,201,042      118,456       649,790       51,305      359,122

Depreciation and amortization          1,279,233      306,415       401,003       97,309      205,156

Compensation expense for
  stock options                        2,274,605      161,405       580,843            -      214,706

Impairment losses                        987,372      987,372             -      788,847            -
                                     ------------ ------------ ------------- ------------ ------------

   Total operating expenses           12,755,239    1,585,720     3,820,304      937,561    1,618,256
                                     ------------ ------------ ------------- ------------ ------------

   Loss from operations              (13,086,779)  (1,585,720)   (4,119,516)    (937,561)  (1,917,468)
                                     ------------ ------------ ------------- ------------ ------------

Other income (expense)

      Interest income                    249,105           17        34,835            -        9,913
      Interest expense                  (177,424)     (18,787)      (62,991)     (11,869)     (31,417)
      Finance charges                   (217,403)           -             -            -            -
      Other                              (20,637)     (16,469)            -      (19,714)           -
                                     ------------ ------------ ------------- ------------ ------------

                                        (166,359)     (35,239)      (28,156)     (31,583)     (21,504)
                                     ------------ ------------ ------------- ------------ ------------

Loss before extraordinary item       (13,253,138)  (1,620,959)   (4,147,672)    (969,144)  (1,938,972)
                                     ------------ ------------ ------------- ------------ ------------

      Extraordinary gain                 217,180            -             -            -            -

   NET LOSS                          (13,035,958)  (1,620,959)   (4,147,672)    (969,144)  (1,938,972)
                                     ------------ ------------ ------------- ------------ ------------

Deduction for dividends and accretion (6,534,221)           -       (64,360)           -            -
                                     ------------ ------------ ------------- ------------ ------------
Net loss attributable to
  common stockholders                (19,570,179)  (1,620,959)   (4,212,032)    (969,144)  (1,938,972)
                                     ============ ============ ============= ============ ============
Net loss per common share -
   basic and diluted

      Before extraordinary item
       and deduction for dividends
       and accretion                       (1.44)       (0.09)        (0.32)       (0.05)       (0.14)

      Extraordinary gain                    0.02         0.00          0.00         0.00         0.00

      Deduction for dividends
        and accretion                      (0.71)        0.00          0.00         0.00         0.00

                                     $     (2.12) $     (0.09) $      (0.32) $     (0.05) $     (0.14)
                                     ============ ============ ============= ============ ============
Weighted-average number of shares
  outstanding - basic and diluted      9,228,479   18,425,830    13,035,217   18,425,830   13,479,105
                                     ============ ============ ============= ============ ============



   The accompanying notes are an integral part of these financial statements

                                      F-2

                                  Logio, Inc.
                         (a Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Cumulative
                                                     amounts               Six Months
                                                     since               ended June 30,
                                                     inception         2001         2000
                                                     ------------- ------------ -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
     Net loss                                        $(13,035,958) $(1,620,959) $ (4,147,672)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation & amortization                     1,279,233      306,415       401,003
        Issuance of common stock, warrants and options
          for compensation and other expenses           2,945,773      161,405       610,843
        Impairment losses                                 987,372      987,372             -
        Bad debt expense                                   34,169        3,169             -
        Loss (gain) on disposal of assets                  26,214       23,999             -
        Finance charges for stock conversion              217,403            -             -
        Other adjustment                                   34,661       34,661             -
        Extraordinary gain                               (217,180)           -             -
     Changes in assets and liabilities
        Accounts receivable                                     -            -          (345)
        Interest receivable                                     -            -         1,983
        Prepaid expenses and other assets                       -            -       137,369
        Accounts payable                                  218,470       (2,135)      274,356
        Accrued expenses                                   18,784       (8,649)       18,222
                                                     ------------- ------------ -------------

           Total adjustments                            5,544,899    1,506,237     1,443,431
                                                     ------------- ------------ -------------

           Net cash used in operating activities       (7,491,059)    (114,722)   (2,704,241)
                                                     ------------- ------------ -------------
Cash flows from investing activities
   Purchases of property and equipment                 (1,462,392)           -       (91,547)
   Proceeds from disposal of assets                        11,066       11,066             -
   (Increase) decrease in short-term investments                -            -     1,113,170
   Repayment of notes receivable from related parties     117,700            -         1,197
   Notes receivable issued to related parties            (117,700)           -             -
   Increase in deposits                                         -            -           134
                                                     ------------- ------------ -------------
           Net cash provided by (used in)
            investing activities                       (1,451,326)      11,066     1,022,954
                                                     ------------- ------------ -------------
Cash flows from financing activities
   Overdraft in bank                                       23,766       23,766             -
   Proceeds from issuance of common stock               1,909,250            -       907,600
   Proceeds from issuance of preferred stock            6,300,000            -             -
   Repurchase of common stock                                 (91)         (91)            -
   Cash paid for fees associated with preferred
     stock issuance                                      (392,100)           -             -
   Net proceeds from issuance of notes payable
     to related parties                                 1,535,013      112,013       500,000
   Principal payments under capital lease obligations    (635,346)     (57,881)     (193,624)
   Proceeds from issuance of long term obligations
     and notes payable                                    998,682            -             -
   Principal payments of long-term obligations and
     notes payable                                       (796,789)           -      (254,572)
                                                     ------------- ------------ -------------

           Net cash provided by financing activities    8,942,385       77,807       959,404
                                                     ------------- ------------ -------------
           Net increase (decrease) in cash and
             cash equivalents                                   -      (25,849)     (721,883)

Cash and cash equivalents at beginning of period                -       25,849     1,055,371
                                                     ------------- ------------ -------------

Cash and cash equivalents at end of period           $          -  $         -  $    333,488
                                                     ============= ============ =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                             $     85,890  $     6,654  $     63,152
  Cash paid for income taxes                                    -            -             -

Non-cash financing activities:
  Purchase of equipment with lease obligations       $    997,824  $         -  $     65,686
  Conversion of preferred stock to common stock                63            -            63
  Unrealized gain on investments                                -            -         5,540
  Dividends on preferred stock                            402,277            -        64,360
  Issuance of common stock for debt conversion          1,613,345            -             -


   The accompanying notes are an integral part of these financial statements

                                      F-3

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------

Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (the Company) is a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional.

The Company has temporarily ceased the development and operations of its products and has not produced any significant revenues to date.

The Company was incorporated on November 5, 1996 in the State of Utah under
the name of Redstone Publishing, Inc.   During July 1998, the Company merged
with Dunamis, Inc. a public Company organized in the State of California. The merger was recorded as a reverse acquisition, therefore WordCruncher was the accounting survivor and the name was changed from Redstone Publishing, Inc. to WordCruncher Internet Technologies in early 1999.

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

On February 8, 2001, Pacific WebWorks completed its acquisition of Logio, Inc., in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange.
Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to June 30, 2001 and the fair value of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

The Company conducts its business within one industry segment.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001
                           (Unaudited)


Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.


Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain prior period balances have been reclassified to conform with current period presentation.


Impairment of Long-Lived and Intangible Assets
----------------------------------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. As of June 30, 2001, and as a result of certain events (Notes 2 and 3) and management's assessment of impaired assets due to the Company's inability to generate cash flows, the Company recorded $987,372 in losses relating to the impairment of certain long-lived assets.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001
                           (Unaudited)


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flows from operations of $114,722 and $2,704,241 during the six-month periods ended June 30, 2001 and 2000, respectively and $3,956,340 during the year ended December 31, 2000. The company had negative working capital of $814,776 at June 30, 2001 and $461,437 at December 31, 2000. As a result, the Company has relied significantly upon equity and debt funding to support certain of its operations.

In March 2001, the Company became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, the Company's most significant debtor obtained possession of the equipment under its lease agreements in May of 2001 and has filed a complaint for the full amount of the lease balance. These events have caused impairments related to the loss of the equipment under capital leases and other long-lived assets related to the equipment to be recorded during second quarter 2001 (see Note ). Impairment losses recorded for these events totaled $987,372 for the six months ended June 30, 2001.

The Company may not be able to generate positive cash flows from operations in the foreseeable future as it is unable to obtain funding from traditional sources, has ceased operations and development and has no cash balances. In addition to the lease defaults approximating $440,000, the Company is unable to pay liabilities approximating $375,000 to various professional services firms, vendors, the Company's parent and an overdraft in a bank. Based upon these facts, the Company may be required to seek bankruptcy protection.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - IMPAIRMENT LOSSES

As discussed in Note 2, in March 2001, the Company was unable to make payment on some of its capital lease obligations. The Company transferred the equipment back to the vendor in May 2001. The default on these and other capital lease obligations, approximating $440,000 at June 30, 2001, results in impairment losses of $122,685, representing cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases and $788,847 in equipment under capital leases and related software and equipment. The leases expire through December 2002.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001
                           (Unaudited)


NOTE 3 -IMPAIRMENT LOSSES - CONTINUED

In January 2001, the Company was notified by a software vendor that, due to its default on financing arrangements, the software license was terminated. The termination of the software license represents an impairment of $75,840 to the net asset and the payable in default of approximately $100,000 is included in payables past due.

NOTE 4 - STOCK OPTIONS AND WARRANTS

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------

As previously discussed, in March 2001, the Company, was unable to make payment on some of its capital lease obligations. The Company transferred the equipment back to the vendor in May of 2001. The default on these and other capital lease obligations totals $440,174. These leases have been classified as current liabilities in accordance with the terms of default under the lease agreements. The creditor has filed a complaint pursuant to the default and seeks the full amount of the default plus legal fees.

The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

Line-of-Credit and Intercompany Agreement
-----------------------------------------

The Company has entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its only shareholder and parent company). The Line-of Credit Agreement, among other things, allows for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and is payable on

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2001
                           (Unaudited)


NOTE 5 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Line-of-Credit and Intercompany Agreement - Continued
-----------------------------------------------------


demand. The Company will also be charged $1,067 monthly under the Intercompany Agreement for management related fees and will be paid $1,422 monthly for rental of certain its fixed assets. The equipment may be rented by Pacific WebWorks, Inc. until such time as Logio, Inc. recommences development of its Internet products.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is the wholly owned subsidiary of Pacific WebWorks, Inc. In October 2000 we temporarily ceased our development activities and preliminary operations related to the Logio business directory and directory services due to funding constraints and in anticipation of our acquisition by Pacific WebWorks in February 2001. We are not actively marketing any products and the production and operation of a portal or directory have been discontinued.

Results of Operations

     The following discussions are based on our consolidated financial statements included with this report. Comparisons are presented for the three (the second quarter) and six month periods ended June 30, 2001 and 2000.
Gross profit. We had no revenues, cost of sales or gross profit for the second quarter and six month period ended June 30, 2001, because we temporarily discontinued operations of our portal and directory services and the logio.com site. The revenues of $1,534 in the 2000 second quarter and six month period were derived from sales of advertising on the Logio site. The $300,746 costs of sales for the 2000 second quarter and six month period included the cost of services, hosting, support and monitoring related to the
logio.com site.   As a result of the cost of sales we recorded a gross loss of
$299,212 for the 2000 second quarter and six month period.

     Research and development expenses. For the 2001 six month period and second quarter research and development expenses were only $12,072 and $100, respectively. In the 2001 six month period quarter these expenses were only 0.8% of our total operating expenses and less than 1% for the 2001 second quarter. For the 2000 six month period research and development expenses of $1,558,834 were 40.8% of our total operating expenses and for the 2000 second quarter $645,983 of these expenses were 39.9% of total operating expenses. These expenses were primarily related to the development launch of our Logio site, which involved a number of employees and consultants engaged in continued site and directory development and enhancement and the retention of other third party service providers related to other site content.

     Selling and marketing expenses. We did not record any of these type of expenses during the 2001 six month period and second quarter. These expenses were 16.4% and 11.9% of total operating expenses in the 2000 six month period and 2000 second quarter, respectively. Selling and marketing expenses were related primarily to compensation to employees for strategic marketing, content, public relations and for other consultants and third party services.

     General and administrative expense. These expenses consist of all finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses were 7.5% of total operating expenses for the 2001 six month period compared to 17.0% of total operating expenses for the 2000 six month period. For the 2001 and 2000 second quarter these expenses were 5.5% and 22.2% of total operating expenses, respectively.

     Depreciation and amortization. These expenses were 19.3% of our total operating expenses for the 2001 six month period and 10.4% for the 2001 second quarter compared to 10.5% and 12.7% of our total operating expenses for the 2000 six month period and 2000 second quarter, respectively. These expenses were a result of the purchase of computer equipment and software technology, mostly on capital lease agreements, and the related depreciation charges. The computer equipment and software were required to launch and maintain the Logio site and related Logio directory and we remain obligated under these agreements even though we have ceased these activities.

     Compensation expense for stock options. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period of service. Compensation expenses decreased $419,438 for the 2001 six month period compared to the 2000 six month period. The overall decrease in compensation expenses for stock options represents the forfeiture of options during 2000, management's efforts to discontinue granting of options at an exercise price less than fair market value, and the completion of vesting periods for certain employee options. Compensation expense was 10.2% of total operating expenses in the 2001 six month period compared to 15.4% of total operating expenses for the 2000 six month period. These expenses for the 2001 six month period relate to options to purchase 90,000 Logio common shares which were accelerated per the terms of the grant agreements prior to the completion of our acquisition by Pacific WebWorks. This charge reflects the unearned intrinsic value of the accelerated options. We did not record any of these expenses in the 2001 second quarter and such expenses were 13.3% of total operating expenses in the 2000 second quarter.

     Impairment losses. For the 2001 six month period, impairment losses of $987,372 accounted for 62.3% of our total operating expenses and for the 2001 second quarter they were $788,847, or 84.1% of our total operating expenses. These impairment losses are discussed in more detail in "Liquidity and Capital Resources," below.

     Total operating expenses. Due to the lack of operations in the 2001 second quarter and six month period our total operating expenses dropped $2,234,584 for the 2001 six month period compared to the 2000 six month period and dropped $680,695 for the 2001 second quarter compared to the 2000 second quarter.

     Other income or expense. For the 2001 six month period other expenses increased $7,083 compared to the 2000 comparable period. This increase was the result of a drop in interest income and an increase in other expenses related to the sale or abandonment of fixed assets.

     Net loss. We recorded a net loss of $1,620,959 for the 2001 six month period and a loss of $969,144 for the 2001 second quarter compared to a net loss of $4,212,032 for the 2000 six month period and $1,938,972 for the 2000 second quarter. The loss per share was $0.09 and $0.05, respectively, for the 2001 six month and second quarter compared to $0.32 and $0.14, respectively, for the 2000 six month and second quarter.

Liquidity and Capital Resources

     At the six month period ended June 30, 2001 we had no cash on hand and no total current assets compared to $25,849 cash on hand and total current assets of $29,018 at the year ended December 31, 2000. Our total current liabilities were $814,776 at the 2001 six month period compared to $490,455 at the 2000 fiscal year. Our accumulated deficit is $19,570,179 as of June 30, 2001. We have had a limited operating history, have recorded losses since our inception and have relied upon equity and debt funding to support our operations. We may be unable to generate positive cash flows from operations in the foreseeable future. These factors raise substantial doubt that we can continue as a going concern.

     We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default and $1,067 owed for monthly management fees to Pacific WebWorks. Net cash used in operating activities for the six month period ended June 30, 2001, was $114,722 compared to $2,704,241 for the 2000 six month period. Net cash provided by investing was $11,066 in the 2001 period compared to $1,022,954 for the 2000 period. Net cash provided by financing activities was $77,807 for the 2001 period and was primarily the result of issuance of $112,013 in notes payable to related parties and a bank overdraft of $23,766. For the 2000 period $959,404 net cash was provided by financing activities primarily from the issuance of notes payable for $500,000 and proceeds of $907,600 from the issuance of common stock

     In March 2001 we were unable to make payments on our payables and capital lease agreements related to hardware and our operating infrastructure, which resulted in defaults under those agreements. Accordingly, we have recorded impairment losses of $987,372 for the 2001 six month period. We defaulted on a licensing agreement with Oracle Corporation and may no longer rely on that software license. We have recorded an impairment loss of $75,840 to the net asset and recorded a payable in default of approximately $100,000. We also defaulted on capital lease agreements with Sun Microsystems Finance from whom we leased the server equipment necessary to host our web site. We returned the equipment to Sun Microsystems in May 2001; however, Sun Microsystems' assignee has initiated a legal action to collect the full amount of the lease balance. (See, Part II, Item 1: "Legal Proceedings," below.). Accordingly, our financials show impairment losses of $122,685, representing the cash down payments Logio made at the beginning of the leases which were amortized over the life of the lease, and $788,847 related to losses for equipment under capital leases and related software and equipment. Management intends to negotiate settlements of the defaults, but cannot ensure that we will be successful in such negotiations.

     In addition to defaults approximating $440,000, we are unable to pay liabilities of approximately $375,000 to various professional services firms, vendors, Pacific WebWorks and an overdraft in a bank account. In January 2001 we obtained a line of credit of $120,000 from our parent corporation, Pacific WebWorks. Pursuant to the agreement we would receive advancements up to $120,000 at 12% interest with the advancements collateralized by all the business assets of Logio. We agreed to pay management fees of $1,067 per month to Pacific WebWorks and Pacific WebWorks agreed to rent certain of our fixed assets for $1,422 per month.

     Based upon our inability to satisfy our obligations we may be required to seek bankruptcy protection if we are unable to obtain other financing. Management expects to resume development and operations in the future when sufficient funding is available; however, management cannot predict when or if such funding may be obtained.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.


                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     In June 2001 Sunrise International Leasing Corporation, a Minnesota corporation and assignee of Sun Microsystems Finance, filed a complaint in the Fourth District Court, County of Hennepin, of the State of Minnesota, related to the default under the equipment lease agreement between Logio and Sun Microsystems. Sunrise International is seeking damages of $444,589.40 and costs and reasonable attorney fees. Management intends to answer the complaint and will attempt to negotiate a settlement of this matter. Further action on the part of Logio will be largely determined by the outcome of these settlement discussions.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit  Description
-------  -----------

2.1 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000

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

3.4 Articles of Merger (Incorporated by reference to exhibit 3.4 of Form S-1, File No. 333-78537, as amended)

3.5 Certificate of Amendment, filed February 1, 1999 (Incorporated by reference to exhibit 3.5 of Form S-1, File No. 333-78537, as amended)

3.6 Articles of Exchange filed February 8, 2001. (Incorporated by reference to exhibit 3.6 to Form 10-K, filed April 17, 2001)

3.7 Bylaws of the Company (Incorporated by reference to exhibit 3.6 of Form S-1, File No. 333-78537, as amended)

10.1 Employment Agreement between Logio and Kenneth W. Bell, dated September 1, 1998 (Incorporated by reference to exhibit 10.4 of Form S-1, File No. 333-78537, as amended)

10.2 Employment Agreement between Logio and James W. Johnston, dated September 1, 1998 (Incorporated by reference to exhibit 10.5 of Form S-1, File No. 333-78537, as amended)

10.3 Lease Agreement between Logio and Sun Microsystems Finance, as amended (incorporated by reference to exhibit 10.3 of Form 10-Q, filed May 15, 2001)

10.4 License Agreement between Logio and Oracle Corporation (incorporated by reference to exhibit 10.4 of Form 10-Q, filed May 15, 2001)

10.5 Line of Credit and Inter-company Agreement between Logio and Pacific WebWorks, dated January 2, 2001

(b)  Reports on Form 8-K.

     None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Logio, Inc.


        8/13/01                 /s/ Kenneth W. Bell
Date: _____________________ By: ________________________________________
                                Kenneth W. Bell, President and Director


        8/13/01                 /s/ Thomas R. Eldredge
Date:______________________ By: ______________________________________________
                                Thomas R. Eldredge, Secretary and Director