Form 10-Q
period 2001-09-30
LOGIO INC
filed 2001-11-14
CIK 1085278

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

      As of November 7, 2001, the Registrant had a total of 18,425,828 shares of common stock issued and outstanding, which are beneficially owned by its parent corporation, Pacific WebWorks, Inc.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements........................................... 3

Item 2:  Management's Discussion and Analysis or Plan of Operations.... 11

Item 3: Quantitative and Qualitative Disclosures About Market Risk..... 13

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings............................................. 13

Item 6:  Exhibits and Reports filed on Form 8-K........................ 14

Signatures............................................................. 15




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000, are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS


                              ASSETS
                                                  September 30,    Dec 31,
                                                       2001         2000
                                                  ------------- -------------
CURRENT ASSETS                                      (Unaudited)
   Cash and cash equivalents                      $          -  $     25,849
   Accounts receivable                                       -         3,169
                                                  ------------- -------------

     Total current assets                                    -        29,018
                                                  ------------- -------------

PROPERTY & EQUIPMENT, net                              124,085     1,485,182
                                                  ------------- -------------

                                                  $    124,085  $  1,514,200
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term capital
     lease obligations                            $        908  $    242,417
   Capital leases past due                             440,174             -
   Overdraft in bank                                    23,766             -
   Payables - past due                                 218,470       215,720
   Accounts payable                                          -         4,885
   Accrued expenses                                     26,077        27,433
   Note payable -parent company                        122,328             -
                                                  ------------- -------------

     Total current liabilities                         831,723       490,455

CAPITAL LEASE OBLIGATIONS, less current maturities           -       222,546

STOCKHOLDERS' EQUITY
  Preferred stock                                            -             -
  Common stock                                          18,426        18,426
  Additional paid-in capital                        18,893,398    18,731,993
  Deficit accumulated during the development stage (19,619,371)  (17,949,220)
  Treasury stock                                           (91)            -
                                                  ------------- -------------

     Total stockholders' equity                       (707,638)      801,199
                                                  ------------- -------------

                                                  $    124,085  $  1,514,200
                                                  ============= =============


The accompanying notes are an integral part of these financial statements



                                 Logio, Inc.
             A wholly owned subsidiary of Pacific WebWorks, Inc.
                        (a development stage company)


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                  Cumulative
                                    amounts         Nine months ended        Three months ended
                                    since             September 30,             September 30,
                                   inception       2001          2000         2001           2000
                                ------------- ------------- ------------- ------------- -------------
Net revenues                    $    147,273  $          -  $      2,180  $          -  $       646
                                ------------- ------------- ------------- ------------- -------------

Cost of sales                        478,813             -       440,907             -      140,161
                                ------------- ------------- ------------- ------------- -------------

   Gross profit (loss)              (331,540)            -      (438,727)            -     (139,515)
                                ------------- ------------- ------------- ------------- -------------

Research and development           3,361,201        12,072     1,672,316             -      113,264

Selling and marketing expenses     1,651,787             -       658,034             -       28,417

General and administrative         3,215,508       132,922       976,183        14,466      326,393

Depreciation and amortization      1,311,477       338,659       606,141        32,244      205,137

Compensation expense for
  stock options                    2,274,605       161,405       631,242             -       50,400

Impairment losses                    987,372       987,372             -             -            -
                                ------------- ------------- ------------- ------------- -------------

   Total operating expenses       12,801,949     1,632,430     4,543,916        46,710      723,611
                                ------------- ------------- ------------- ------------- -------------

   Loss from operations          (13,133,489)   (1,632,430)   (4,982,643)      (46,710)    (863,126)
                                ------------- ------------- ------------- ------------- -------------
Other income (expense)

      Interest income                249,105            17        55,002             -       20,167
      Interest expense              (193,713)      (35,076)      (96,422)      (16,289)     (33,431)
      Finance charges               (217,816)         (413)     (133,703)         (413)    (133,703)
      Other                           (6,417)       (2,249)       (2,215)       14,220       (2,215)
                                ------------- ------------- ------------- ------------- -------------
                                    (168,841)      (37,721)     (177,338)       (2,482)    (149,182)
                                ------------- ------------- ------------- ------------- -------------

Loss before extraordinary item   (13,302,330)   (1,670,151)   (5,159,981)      (49,192)  (1,012,308)
                                ------------- ------------- ------------- ------------- -------------

     Extraordinary gain              217,180             -       204,238             -      204,238
                                ------------- ------------- ------------- ------------- -------------

   NET LOSS                      (13,085,150)   (1,670,151)   (4,955,743)      (49,192)    (808,070)
                                ------------- ------------- ------------- ------------- -------------
Deduction for dividends and
  accretion                       (6,534,221)            -       (64,360)            -            -
                                ------------- ------------- ------------- ------------- -------------
Net loss attributable to common
  stockholders                  $(19,619,371) $ (1,670,151) $ (5,020,103) $    (49,192) $  (808,070)
                                ============= ============= ============= ============= =============
Net loss per common share -
 basic and diluted

    Before extraordinary item
    and deduction for dividends
    and accretion                      (1.37)        (0.09)        (0.37)            -        (0.05)

    Extraordinary gain                  0.02             -             -             -            -

    Deduction for dividends
    and accretion                      (0.67)            -             -             -            -
                                ------------- ------------- ------------- ------------- -------------

                                $      (2.02) $      (0.09) $      (0.37) $          -  $     (0.05)
                                ============= ============= ============= ============= =============
Weighted-average number of
 shares outstanding - basic
 and diluted                       9,702,885    18,425,830    13,509,126    18,425,830   16,644,408
                                ============= ============= ============= ============= =============




  The accompanying notes are an integral part of these financial statements




                                 Logio, Inc.
                        (a Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Cumulative
                                                             amounts            Nine Months
                                                              since          ended September 30,
                                                            inception       2001           2000
                                                          ------------- ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                              $(13,085,150) $ (1,670,151) $ (4,955,743)
    Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation & amortization                            1,311,477       338,659       606,141
      Issuance of common stock, warrants and options
        for compensation and other expenses                  2,945,773       161,405       721,242
      Impairment losses                                        987,372       987,372             -
      Bad debt expense                                          34,169         3,169         6,000
      Loss (gain) on disposal of assets                         26,214        23,999         2,215
      Finance charges for stock conversion                     217,403             -       133,703
      Other adjustment                                          34,661        34,661             -
      Extraordinary gain                                      (217,180)            -      (204,238)
    Changes in assets and liabilities
      Accounts receivable                                            -             -       (34,079)
      Interest receivable                                            -             -         1,983
      Prepaid expenses and other assets                              -             -       242,451
      Accounts payable                                         218,470        (2,135)      (77,336)
      Accrued expenses                                          26,077        (1,356)      (14,586)
                                                          ------------- ------------- -------------

       Total adjustments                                     5,584,436     1,545,774     1,383,496
                                                          ------------- ------------- -------------

       Net cash used in operating activities                (7,500,714)     (124,377)   (3,572,247)
                                                          ------------- ------------- -------------

Cash flows from investing activities
  Purchases of property and equipment                       (1,462,392)            -       (92,829)
  Proceeds from disposal of assets                              11,066        11,066             -
  (Increase) decrease in short-term investments                      -             -     1,454,207
  Repayment of notes receivable from related parties           117,700             -         1,955
  Notes receivable issued to related parties                  (117,700)            -             -
  Increase in deposits                                               -             -           200
                                                          ------------- ------------- -------------

       Net cash provided by (used in) investing activities  (1,451,326)       11,066     1,363,533
                                                          ------------- ------------- -------------
Cash flows from financing activities
  Overdraft in bank                                             23,766        23,766             -
  Proceeds from issuance of common stock                     1,909,250             -       907,600
  Proceeds from issuance of preferred stock                  6,300,000             -             -
  Repurchase of common stock                                       (91)          (91)            -
  Cash paid for fees associated with preferred
     stock issuance                                           (392,100)            -             -
  Net proceeds from issuance of notes payable
     to related parties                                      1,545,328       122,328     1,423,000
  Principal payments under capital lease obligations          (636,006)      (58,541)     (267,556)
  Proceeds from issuance of long term obligations
     and notes payable                                         998,682             -             -
  Principal payments of long-term obligations
     and notes payable                                        (796,789)            -      (738,475)
                                                          ------------- ------------- -------------

       Net cash provided by financing activities             8,952,040        87,462     1,324,569
                                                          ------------- ------------- -------------

       Net increase(decrease) in cash and cash equivalents           -       (25,849)     (884,145)

Cash and cash equivalents at beginning of period                     -        25,849     1,055,371
                                                          ------------- ------------- -------------

Cash and cash equivalents at end of period                $          -  $          -  $    171,226
                                                          ============= ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                  $    168,854  $      7,259  $     98,551
  Cash paid for income taxes                                         -             -             -





  The accompanying notes are an integral part of these financial statements


                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)


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

The Company was incorporated on November 5, 1996 in the State of Utah under
the name of Redstone Publishing, Inc.   The name was changed from Redstone
Publishing, Inc. to WordCruncher Publishing Technologies, Inc. in early 1997. During July 1998, the Company merged with Dunamis, Inc. a public Company organized in the State of California. The merger was recorded as a reverse acquisition, therefore WordCruncher was the accounting survivor.

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

On February 8, 2001, Pacific WebWorks, Inc. completed its acquisition of Logio, Inc., in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at approximately $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to September 30, 2001 and the fair value of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

The Company conducts its business within one industry segment.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter and ninemonths ended September 30, 2001 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

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

Impairment of Long-Lived and Intangible Assets
----------------------------------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the nine months ended September 30, 2001, as a result of certain events (Notes 2 and 3) and management's assessment of impaired assets due to the Company's inability to generate cash flows, the Company recorded $987,372 in losses relating to the impairment of certain long-lived assets.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)



NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Recently Issued Accounting Pronouncements
------------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. The Company does not believe adoption of these standards will have a material impact on its financial position and results of operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The Company is evaluating the impact of this pronouncement on its financial position and results of operations in future filings.

NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flows from operations of $124,377 and $3,572,247 during the nine-month periods ended September 30, 2001 and 2000, respectively and $3,956,340 during the year ended December 31, 2000. The company had negative working capital of $831,723 at September 30, 2001 and $461,437 at December 31, 2000. As a result, the Company has relied significantly upon equity and debt funding to support certain of its operations.

In March 2001, the Company became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, the Company's most significant debtor obtained possession of the equipment under its lease agreements in May of 2001 and filed a complaint for the full amount of the lease balance (see
Note 5). These events have caused impairments related to the loss of the equipment under capital leases and other long-lived assets related to the equipment to be recorded during second quarter 2001 (see Note 3). Impairment losses recorded for these events totaled $987,372 for the nine months ended September 30, 2001.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                            (Unaudited)


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY - Continued

The Company may not be able to generate positive cash flows from operations in the foreseeable future as it is unable to obtain funding from traditional sources, has ceased operations and development and has no cash balances. In addition to the lease defaults approximating $440,000, the Company is unable to pay liabilities approximating $391,500 to various professional services firms, vendors, the Company's parent and an overdraft in a bank. Based upon these facts, the Company may be required to seek bankruptcy protection.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - IMPAIRMENT LOSSES

As discussed in Note 2, in March 2001, the Company was unable to make payment on some of its capital lease obligations. The Company transferred the equipment back to the vendor in May 2001. The default on these and other capital lease obligations, approximating $440,000 at September 30, 2001, results in impairment losses of $122,685, representing cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases and $788,847 in equipment under capital leases and related software and equipment. The leases expire through December 2002.

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

                        September 30, 2001
                            (Unaudited)


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------

As previously discussed, in March 2001, the Company was unable to make payment on some of its capital lease obligations. The Company transferred the equipment back to the vendor in May of 2001. The default on these and other capital lease obligations totals $440,174. These leases have been classified as current liabilities in accordance with the terms of default under the lease agreements. The creditor filed a complaint pursuant to the default seeking the full amount of the default plus legal fees. This matter was dismissed without prejudice in the State of Minnesota on September 24, 2001.

The Company is involved in other various disputes in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

Line-of-Credit and Intercompany Agreement
-----------------------------------------

The Company has entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its only shareholder and parent company). The Line-of-Credit Agreement, among other things, allows for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and is payable on demand. The Company is also charged $1,067 monthly under the Intercompany Agreement for management related fees and records income of $1,422 monthly for rental of certain its fixed assets. The equipment may be rented by Pacific WebWorks until such time as Logio, Inc. re-commences development of its Internet products.

Intercompany transactions under the Line-of Credit and Intercompany Agreement during the nine months ended September 30, 2001 are as follows:

     Management fee expense         $   9,603
     Rental Income                    (12,798)
     Interest expense                   8,954
     Other                             (2,215)
                                    ----------

     Net intercompany transactions  $   3,544
                                    ==========

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is the wholly owned subsidiary of Pacific WebWorks, Inc. In October 2000 we temporarily ceased our development activities and preliminary operations related to the Logio business directory and directory services due to funding constraints and in anticipation of our acquisition by Pacific WebWorks in February 2001. We may not be able to generate positive cash flows from operations because we are not actively marketing any products and the production and operation of a portal or directory have been discontinued.

Results of Operations

       The following discussions are based on our consolidated financial statements included with this report. Comparisons are presented for the three (the third quarter) and nine month periods ended September 30, 2001 and 2000. Gross profit. We had no revenues, cost of sales or gross profit for the third quarter and nine month period ended September 30, 2001, because we temporarily discontinued operations of our portal and directory services and the logio.com site. The revenues of $646 in the 2000 third quarter and revenues of $2,180 in nine month period were derived from sales of advertising on the Logio site. The $140,161 costs of sales for the 2000 third quarter and $440,907 for the nine month period included the cost of services, hosting, support and
monitoring related to the logio.com site.   Cost of sales resulted in a gross
loss of $139,515 for the 2000 third quarter and $438,727 for the nine month period.

       Research and development expenses. Research and development expenses were only $12,072 for the 2001 nine month period and $0 for the 2001 third quarter. For the 2000 nine month period we recorded research and development expenses of $1,672,316 and for the 2000 third quarter $113,264 of these
expenses.   For the 2000 periods these expenses were predominately related to the development and launch of our Logio site, which involved a number of employees and consultants engaged in continued site and directory development and enhancement and the retention of other third party service providers related to other site content.

      Selling and marketing expenses. We did not record any of these type of expenses during the 2001 nine month period and third quarter. These expenses were $28,417 for the 2000 third quarter and $658,034 for the 2000 nine month period. Selling and marketing expenses were primarily related to compensation to employees for strategic marketing, content, public relations and for other consultants and third party services.

      General and administrative expense. These expenses consist of all finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses were $132,922, or 8.2% of total operating expenses for the 2001 nine month period compared to $976,183, or 21.5% of total operating expenses for the 2000 nine month period. For the 2001 third quarter these expenses were $14,466, or 31.0% of total operating expenses and $326,393, or 45.1% of total operating expenses for the 2000 third quarter.

      Depreciation and amortization. These expenses were $338,569, or 20.7% of our total operating expenses for the 2001 nine month period and $32,244, or 69.0% for the 2001 third quarter compared to $606,141, or 13.3% of total operating expenses for the 2000 nine month period and $205,137, or 28.3% of total operating expenses for the 2000 third quarter. These expenses were a result of the purchase of computer equipment and software technology, mostly on capital lease agreements, and the related depreciation charges. The computer equipment and software were required to launch and maintain the Logio site and related Logio directory and we remain obligated under these agreements even though we have ceased these activities.

      Compensation expense for stock options. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period of service. Compensation expenses decreased $469,837 for the 2001 nine month period compared to the 2000 nine month period. The overall decrease in compensation expenses for stock options represents the forfeiture of options during 2000, management's efforts to discontinue granting of options at an exercise price less than fair market value, and the completion of vesting periods for certain employee options. Compensation expense was $161,405, or 9.9% of total operating expenses in the 2001 nine month period compared to $631,242, or 13.9% of total operating expenses for the 2000 nine month period. These expenses for the 2001 nine month period relate to options to purchase 90,000 Logio common shares which were accelerated per the terms of the grant agreements prior to the completion of our acquisition by Pacific WebWorks. This charge reflects the unearned intrinsic value of the accelerated options. We did not record any compensation expense in the 2001 third quarter and these expenses were $50,400, or 7.0% of total operating expenses in the 2000 third quarter.

      Impairment losses. For the 2001 nine month period, impairment losses of $987,372 accounted for 60.0% of our total operating expenses. These impairment losses were related primarily to the return of leased equipment and software which is discussed in more detail in "Liquidity and Capital Resources," below.

      Total operating expenses. Due to the lack of operations in the 2001 third quarter and nine month period our total operating expenses dropped $2,911,486 for the 2001 nine month period compared to the 2000 nine month period and they dropped $676,901 for the 2001 third quarter compared to the 2000 third quarter.

      Other income or expense. For the 2001 nine month period other expenses decreased $139,617 compared to the 2000 comparable period and decreased $146,700 for the 2001 third quarter compared to the 2000 third quarter. The decrease was primarily the result of a drop in finance charges and interest expenses.

      Net loss. We recorded a net loss of $1,670,151 for the 2001 nine month period and a loss of $49,192 for the 2001 third quarter compared to a net loss of $4,955,743 for the 2000 nine month period and $808,070 for the 2000 third quarter. The loss per share was $0.09 for the 2001 nine month compared to $0.37 for the 2000 nine month period and $0.00 per share for the 2001 third quarter compared to $0.05 for the 2000 comparable period.

Liquidity and Capital Resources

      At September 30, 2001, we had no cash on hand and no total current assets compared to $25,849 cash on hand and total current assets of $29,018 at the year ended December 31, 2000. Our total current liabilities were $831,723 at the 2001 nine month period compared to $490,455 at the 2000 fiscal year. Our accumulated deficit is $19,619,371 as of September 30, 2001. We have delayed operations, have had a limited operating history, have recorded losses since our inception and have relied upon equity and debt funding to support our operations. We may be unable to generate positive cash flows from operations in the foreseeable future. These factors raise substantial doubt that we can continue as a going concern.

      We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default and $1,067 owed for monthly management fees to Pacific WebWorks. Net cash used in operating activities for the nine month period ended September 30, 2001, was $124,377 compared to $3,572,247 for the 2000 nine month period. Net cash provided by investing was $11,066 in the 2001 period compared to $1,363,533 for the 2000 period. Net cash provided by financing activities was $87,462 for the 2001 period and was primarily the result of issuance of $122,328 in notes payable to related parties and a bank overdraft of $23,766. For the 2000 nine month period $1,324,569 net cash was provided by financing activities primarily from the issuance of notes payable for $1,423,000 and proceeds of $907,600 from the issuance of common stock

      In March 2001 we were unable to make payments on our payables and capital lease agreements related to hardware and our operating infrastructure, which resulted in defaults under those agreements. Accordingly, we have recorded impairment losses of $987,372 for the 2001 nine month period. We defaulted on a licensing agreement with Oracle Corporation and may no longer rely on that software license. We have recorded an impairment loss of $75,840 to the net asset and recorded a payable in default of approximately $100,000. We also defaulted on capital lease agreements with Sun Microsystems Finance from whom we leased the server equipment necessary to host our web site. We returned the equipment to Sun Microsystems in May 2001. Accordingly, our financials show impairment losses of $122,685, representing the cash down payments Logio made at the beginning of the leases which were amortized over the life of the lease, and $788,847 related to losses for equipment under capital leases and related software and equipment. Management intends to negotiate settlements of the defaults, but cannot ensure that we will be successful in such negotiations.

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

      Based upon our inability to satisfy our obligations we may be required to seek bankruptcy protection if we are unable to obtain other financing. Management expects to resume development and operations in the future when sufficient funding is available for specific products; however, management cannot predict when or if such funding may be obtained.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.


                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

       In June 2001 Sunrise International Leasing Corporation, a Minnesota corporation and assignee of Sun Microsystems Finance, filed a complaint in the Fourth District Court, County of Hennepin, of the State of Minnesota related to the default under the equipment lease agreement between Logio and Sun Microsystems. Sunrise International sought damages of $444,589.40 and costs and reasonable attorney fees. On September 24,

2001, this matter was dismissed without prejudice in the State of Minnesota.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II  Exhibits.

Exhibit  Description
-------  ------------
  2.1 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000

  3.1    Articles of Incorporation as amended

  3.2 Bylaws of the Company (Incorporated by reference to exhibit 3.6 of Form S-1, File No. 333-78537, as amended)

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

  10.5 Line of Credit and Inter-company Agreement between Logio and Pacific WebWorks, dated January 2, 2001 (Incorporated by reference to exhibit
         10.5 of Form 10-Q filed August 13, 2001)

(b)      Reports on Form 8-K.

         None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Logio, Inc.


        11/13/01              /s/ Kenneth W. Bell
Date: ________________   By: ______________________________________________
                             Kenneth W. Bell, President and Director


        11/13/01              /s/ Thomas R. Eldgredge
Date: ________________   By: ______________________________________________
                             Thomas R. Eldredge, Secretary and Director