Form 10-K
period 2001-12-31
LOGIO INC
filed 2002-04-11
CIK 1085278

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-27453

                           LOGIO, INC.
      (Exact name of registrant as specified in its charter)

Nevada                                                84-1370590
------                                                -----------
(State or incorporation)                              (I.R.S. Employer
                                                      Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah    84101
----------------------------------------------------- -------
(Address of principal executive offices)               (Zip)

Issuer's telephone number, including area code: (801) 578-9020

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenue for its most recent fiscal year: None

As of March 26, 2002 the registrant had 18,425,830 shares of common stock outstanding. The registrant is a wholly-owned subsidiary whose voting stock is beneficially owned by its parent, Pacific WebWorks, Inc.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Business...........................................................3
Item 2.  Properties.........................................................3
Item 3.  Legal Proceedings..................................................4
Item 4.  Submission of Matters to a Vote of Security Holders ...............4

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters...........4
Item 6.  Selected Financial Data............................................4
Item 7.  Management's Discussion and Analysis and Results of Operations.....5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........10
Item 8.  Financial Statements and Supplementary Data.......................10
Item 9.  Changes in and Disagreements With Accountants.....................32

PART III

Item 10. Directors and Executive Officers; Compliance with Section 16(a)...32
Item 11. Executive Compensation............................................33
Item 12. Security Ownership of Certain Beneficial Owners and Management....33
Item 13. Certain Relationships and Related Transactions....................34

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...34




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

                              PART I
                             -------

                         ITEM 1: BUSINESS

Overview

      Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is a development stage company historically engaged in the development and marketing of a focused Internet directory and search engine to serve the needs of the business professional. Logio launched a web site, logio.com, on March 19, 2000, which was tailored to provide, under one roof, a broad spectrum of the information and services that are required by business people in their daily work activities. During the second and third quarters of fiscal year 2000 we realized minimal revenues from sales of advertising on our web site, and continued to suffer losses.

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

      Budgets were established for sales and costs related to Logio products and operations. Executive management continually monitored progress related to our sales and cost reduction goals in an effort to reduce losses and achieve sales growth and profitability. Sales of Logio's directory did not meet budgeted expectations and, despite the measures taken to reduce costs, the company continued to suffer losses, although at a reduced rate. As a result of these ongoing losses and the continuing decline in the market price for our common stock, previously agreed upon funding was withdrawn and other traditional financing sources became unavailable at acceptable terms.

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

      On October 31, 2000, Logio entered into an Agreement and Plan of Reorganization ("Plan") with Pacific WebWorks, Inc. to become its wholly owned subsidiary. The Plan was approved by the stockholders of Logio on January 31, 2001 and Articles of Exchange were filed with the state of Nevada on February 8, 2001. The Plan provided for the transfer of 18,425,830 shares of our outstanding common stock in exchange for 2,800,000 shares of Pacific WebWorks
common stock.   Pacific WebWorks filed a registration statement with the
Securities Exchange Commission to register the 2,800,000 shares issued pursuant to the Plan. The registration statement was declared effective on December 20, 2000. In conjunction with the acquisition we ceased our development activities and preliminary operations related to the Logio business directory and directory services. At this time Logio is not actively marketing any products and the production and operation of a portal or directory have ceased.


                       ITEM 2: PROPERTIES

      We do not currently own or lease any real property. We use office space at the corporate headquarters of our parent corporation, Pacific WebWorks.

                    ITEM 3: LEGAL PROCEEDINGS

      We are involved in various disputes and legal claims arising in the normal course of our business. In the opinion of management, any resulting litigation will not have a material effect on our financial position and results of operations.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.


                             PART II
                             -------

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      We do not have an active public trading market at this time. Our parent corporation, Pacific WebWorks, is the beneficial owner of all of our 18,425,830 outstanding common shares.

      We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by Pacific WebWorks without registration during the past three years

      On October 25, 2000 our Board authorized the issuance of 1,500,000 common shares to Technology Equity Fund Corp. to convert a debt of $240,000 with interest. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.


                 ITEM 6:  SELECTED FINANCIAL DATA

      The financial information set forth below with respect to our statements of operations for each of the three years ended December 31, 2001, 2000, and 1999 and with respect to our balance sheets at December 31, 2001, 2000, and 1999 is derived from financial statements that have been audited by our independent certified public accountants, and is qualified by reference to their reports and notes related thereto.

                                                 Years Ended December 31,
                                          2001         2000          1999
                                     ------------- ------------- -------------
Net revenues                         $          -  $     16,756  $     23,355
Cost of revenues                                -       447,072        15,071
                                     ------------- ------------- -------------

Gross profit (loss)                             -      (430,316)        8,284
                                     ------------- ------------- -------------

Research & development                     12,072     1,757,739     1,198,546

General & administrative                  137,562     1,315,226     1,340,486
Sales & marketing                               -       660,933       953,708
Depreciation and amortization             370,953       776,824       179,169
Impairment Losses                         987,372             -             -
Compensation expense for stock options    161,405       660,590     1,452,610
                                     ------------- ------------- -------------

Total operating expense                 1,669,364     5,171,312     5,124,519
                                     ------------- ------------- -------------

Operating loss                         (1,669,364)   (5,601,628)   (5,116,235)

Other income (expense)
Interest expense                          (44,980)     (103,399)       (9,955)
Interest income                                17        42,425       196,310
Financing charges                            (413)     (217,403)            -
Other expense                                   -        (1,953)            -
Loss on disposal of equipment                   -        (2,215)            -
                                     ------------- ------------- -------------
                                          (45,376)     (282,545)      186,355
                                     ------------- ------------- -------------

Loss before extraordinary item         (1,714,740)   (5,884,173)   (4,929,880)
Extraordinary gain                              -       217,180             -
                                     ------------- ------------- -------------

Net loss                               (1,714,740)   (5,666,993)   (4,929,880)


Deduction for dividends and accretion           -       (64,360)   (6,469,861)
                                     ------------- ------------- -------------
Net loss attributable to common
  stockholders                       $ (1,714,740) $ (5,731,353) $(11,399,741)
                                     ============= ============= =============
Net loss per common share
 attributable to common stockholders $      (0.09) $      (0.39) $      (0.96)
                                     ============= ============= =============
Weighted-average number of shares
 outstanding  - basic and diluted      18,425,537    14,593,455    11,879,919
                                     ============= ============= =============

      See notes to Financial Statements for information concerning the computation of per share amounts.




ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS  AND RESULTS OF OPERATIONS

Results of Operations

      Comparison of 2001 and 2000 Year End Periods. Following is a comparison of our operating results for the year ended December 31, 2001 with the year ended December 31, 2000:

      Revenues. During the fiscal year ended December 31, 2001 we did not record revenues from the sale of products or services. However, during the fiscal year ended December 31, 2000 we recorded $16,756 in revenues which were primarily related to operations of the logio.com site and the related Logio directory, which became available on the marketplace in April 2000. The logio.com site, directory product and content services have not been available for sale since November 2000 due to our acquisition by Pacific WebWorks and our change in business model to facilitate joint content products with Pacific Webworks.

      Cost of Sales. Cost of sales consist primarily of fees paid to third party service providers for use of their costs related to site operations, and costs related to the insertion of banner and other advertisements. We had no cost of sales for the 2001 fiscal year. Our cost of sales of $447,072 for the year ended December 31, 2000 included the cost of Logio services, hosting, support and monitoring related to the logio.com site.

      Research and Development. Research and development expenses consisted primarily of compensation to employees for site development, consulting services and other third party service providers. Research and development expenses decreased from $1,757,739 for the 2000 year to $12,072 for the 2001 year. The 2000 year expenses were due primarily to the number of employees and consultants engaged in continued site and directory development and enhancement, and for the retention of other third party service providers related to other site content in the first and second quarters 2000. We began reducing development personnel and overhead early in the second quarter 2000. By late third quarter 2000, we again reduced development personnel significantly due to the lack of funding that was previously committed by certain investors and subsequently withdrawn.

      Selling and Marketing. Selling and marketing expenses are related primarily to compensation to employees for strategic marketing, content, public relations and for other consultants and third party services. We did not have any selling and marketing expenses for the 2001 year compared to $660,933 for 2000 year. We abandoned our selling and marketing efforts in late September 2000 due to our lack of funding and our planned acquisition by Pacific WebWorks.

      General and Administrative. General and administrative expenses decreased from $1,315,226 for the 2000 year to $137,562 for the 2001 year. The decrease in general and administrative expenses is primarily due to our substantial cost cutting activities in the fourth quarter 2000 related to administrative personnel, office expenses and the salaries of certain members of key management.

      Depreciation and Amortization. Depreciation and amortization decreased from $776,824 for the 2000 year to $370,953 for the 2001 year. The decrease in depreciation and amortization is due to the impairment of long-lived assets related to the return of computer equipment and software technology to the vendors.

      Compensation Expense for Stock Options. Compensation expense for stock options decreased to $161,405 for the 2001 year compared to $660,590 for the 2000 year. These charges reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period of service. The decrease represents the forfeiture of options during 2000, management's efforts to discontinue granting of options at an exercise price less than fair market value since second quarter of 2000, and the completion of vesting periods for certain employee options.

      Total Operating Expenses. Our operating expenses decreased to $1,669,364 for the 2001 year compared to $5,171,312 for the 2000 year. This decrease was due primarily to temporary cessation of product development and sales of products and services, along with corresponding reductions in personnel.

      Other Income and Expense.  Total other expense decreased from $282,545
for the 2000 year to $45,376 for the 2001 year.   This decrease was primarily
due to continued use of cash balances and liquidation of short-term investments over the year ended December 31, 2000 to fund operations and decreases in financing charges related to the intrinsic value of debt and accrued interest converted to Logio common stock. We did not conduct these type of activities during the 2001 year.

      Net Loss. Net loss decreased from $5,666,993 for the 2000 year to $1,714,740 for the 2001 year. The decrease is primarily due to an overall reduction in expenses related to operations and resulted in a decrease in net loss per share from $0.39 for the 2000 year to $0.09 for the 2001 year.

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

      Research and Development. Research and development expenses consisted primarily of compensation to employees for site development, consulting services and other third party service providers. Research and development expenses increased to $1,757,739 for the year ended December 31, 2000, an increase of $559,193 from the $1,198,546 for the year ended December 31, 1999. The increase in research and development expenses is due primarily to the significant increase in the number of employees and consultants engaged in continued site and directory development and enhancement and for the retention of other third party service providers related to other site content in first and second quarters 2000. This increase relates to the recent release of the Logio site and the related Logio directory to the marketplace. We began reducing development personnel and overhead early in the second quarter 2000. By late third quarter 2000, we again reduced development personnel significantly due to the lack of funding that was previously committed by certain investors and subsequently withdrawn.

      Selling and Marketing. Selling and marketing expenses related primarily to compensation to employees for strategic marketing, content, public relations and for other consultants and third party services. Selling and marketing expenses decreased to $660,933 for year ended December 31, 2000, a decrease of $292,775 from the $953,708 for the year ended December 31, 1999. The decrease in selling and marketing expenses is due primarily to our reduction in sales and marketing employees and consultants in April 2000 and our complete abandonment of selling and marketing efforts in late September 2000 due to our lack of funding and our planned acquisition by Pacific WebWorks. The larger amount of spending in 1999 related mostly to the hiring of several marketing employees and marketing consulting firms for strategic marketing planning and brand development in fourth quarter 1999.

      General and Administrative. General and administrative expenses decreased to $1,315,226 for the year ended December 31, 2000, a decrease of $25,260 from the $1,340,486 for the year ended December 31, 1999. The decrease in general and administrative expenses is primarily due to our substantial cost cutting activities in the fourth quarter 2000 related to administrative personnel, office expenses and the salaries of certain members of key management.

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

      Total Operating Expenses. Our operating expenses increased during the year ended December 31, 2000 over the year ended December 31, 1999. This was due primarily to the continued efforts to develop the infrastructure of the logio.com site and the Logio directory, bringing products and services to the marketplace and to develop new and innovative ideas for implementation on the site and directory.

      Interest Income. Interest income decreased to $42,425 for the year ended December 31, 2000, a decrease of $153,885 from $196,310 for the year ended December 31, 1999. The decrease reflects the continued use of cash balances and liquidation of short-term investments over the year ended December 31, 2000 to fund operations.

      Interest Expense and Financing Charges. Interest expense totaled $103,399 for the year ended December 31, 2000, an increase of $93,444 from $9,955 for the year ended December 31, 2000. The increase is due primarily to capital leases entered into in late 1999 and early 2000 and other notes payable to vendors and shareholders. Financing charges of $216,703 incurred during 2000 represent the intrinsic value of debt and accrued interest converted to Logio common stock. In these transactions $1,357,642 of notes payable to shareholders and related accrued interest were converted to approximately 4,941,422 of our common stock at prices ranging from $0.16 to $0.25 to per share. These shares were issued at prices less than the fair market value of the common stock on the dates of conversion and, consequently, financing charges of $216,703 were incurred for the intrinsic values.

      Extraordinary Gain. From September to December 2000, Logio settled $558,098 of vendor payables for $340,918 cash and stock. The forgiven debt from these transactions resulted in $217,180 in extraordinary gain for the year ended December 31, 2000.

      Net Loss. Net loss increased to $5,666,993 for the year ended December 31, 2000, an increase of $737,113 compared to a net loss of $4,929,880 for the year ended December 31, 1999. The increase in net loss is a result of our increased costs and expenses associated with the continued research, development, marketing and implementation of the Logio website and related directory and their operations.

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

      Factors Affecting Future Performance

..     We currently are unable to finance our operations through revenues because we have temporarily ceased development of our products and business plan. As a result, we are unable to meet our current obligations and required additional financing to fund our operations.

..     We may not be able to obtain additional funds on acceptable terms.  If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, which could have a material adverse effect on us.

..     We depend upon our proprietary rights, none of which can be completely safeguarded against infringement. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We may unknowingly infringe upon the proprietary rights of others, thereby exposing us to significant liability and/or damages. To the extent we rely upon confidential information to maintain our competitive position, other parties may independently develop the same or similar information.

Liquidity and Capital Resources

      At December 31, 2001, we had no cash on hand and no total current assets compared to $25,850 cash on hand and total current assets of $29,018 at the year ended December 31, 2000. Our total current liabilities were $844,018 at the 2001 year end compared to $490,455 at the 2000 year end. Our accumulated deficit was $19,663,960 at the 2001 year end. We have delayed operations, have had a limited operating history, have recorded losses since our inception and have relied upon equity and debt funding to support our operations. We may be unable to generate positive cash flows from operations in the foreseeable future. These factors raise substantial doubt that we can continue as a going concern.

      We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default and $1,067 owed for monthly management fees to Pacific WebWorks, plus $23,766 due to a bank for an overdraft. Net cash used in operating activities for the 2001 year was $135,512 compared to $3,956,340 for the 2000 year. Net cash provided by investing was $11,066 for the 2001 year compared to $1,409,110 for the 2000 year. Net cash provided by financing activities was $98,597 for the 2001 year and was primarily the result of proceeds from notes payable to our parent company. For the 2000 year $1,517,708 net cash was provided by financing activities primarily from the issuance of notes payable for $1,423,000 and proceeds of $908,100 from the issuance of common stock

      In March 2001 we were unable to make payments on our payables and capital lease agreements related to hardware and our operating infrastructure, which resulted in defaults under those agreements. Accordingly, we have recorded impairment losses of $987,372 for the 2001 year. We defaulted on a licensing agreement with Oracle Corporation and may no longer rely on that software license and we have recorded an impairment loss of $75,840 to the net asset and recorded a payable in default of approximately $100,000. We also defaulted on capital lease agreements with Sun Microsystems Finance from whom we leased the server equipment necessary to host our web site. We returned the equipment to Sun Microsystems in May 2001. Accordingly, our financials show impairment losses of $122,685, representing the cash down payments Logio made at the beginning of the leases which were amortized over the life of the lease, and $788,847 related to losses for equipment under capital leases and related software and equipment. Management intends to negotiate favorable settlements of the defaults, but cannot ensure that we will be successful in such negotiations.

      In addition to defaults approximating $440,000, we are unable to pay liabilities of approximately $404,000 to various professional services firms, vendors, Pacific WebWorks and an overdraft in a bank account. In January 2001 we obtained a line of credit of $120,000 from our parent corporation, Pacific WebWorks. Pursuant to the agreement we would receive advancements up to $120,000 at 12% interest with the advancements collateralized by all the business assets of Logio. We owe $135,713 under this line of credit which is in excess of our agreement. We agreed to pay management fees of $1,067 per month to Pacific WebWorks and Pacific WebWorks agreed to rent certain of our fixed assets for $1,422 per month.

      Based upon our inability to satisfy our obligations we may be required to seek bankruptcy protection if we are unable to find another solution. Management expects to resume development and operations in the future when our market is improved and sufficient funding is available for specific products; however, management cannot predict when or if such funding may be obtained.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.


       ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CHISHOLM & ASSOCIATES
A Professional          Certified Public Accountants     Office (801)292-8756
Corporation                  P.O. Box 540216                Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________








                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Logio, Inc.

We have audited the accompanying balance sheets of Logio, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presently fairly, in all material respects, the financial position of Logio, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, UT
January 31, 2002

                           Logio, Inc.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS



                              ASSETS

                                                  December 31,   December 31,
                                                      2001          2000
                                                  -------------- -------------
CURRENT ASSETS
  Cash and cash equivalents                       $           -  $     25,850
  Short term investments                                      -             -
  Accounts receivable, net of allowance for
    doubtful accounts                                         -         3,168
  Prepaid assets                                              -             -
                                                  -------------- -------------

     Total current assets                                     -        29,018
                                                  -------------- -------------

PROPERTY & EQUIPMENT, net                                91,791     1,485,182
                                                  -------------- -------------

                                                  $      91,791  $  1,514,200
                                                  ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term capital lease
    obligations                                   $        460   $    242,417
  Capital lease obligations in default                 438,373              -
  Overdraft in bank                                     23,766              -
  Accounts payable                                           -         20,000
  Accounts payable past due                            213,688        200,605
  Accrued expenses                                      32,018         27,433
  Note payable - parent company                        135,713              -
                                                  -------------- -------------

     Total current liabilities                         844,018        490,455

CAPITAL LEASE OBLIGATIONS, less current maturities           -        222,546

STOCKHOLDERS' EQUITY
  6% preferred stock, par value $0.01;
   liquidation preference $1,000; authorized
   50,000 shares; issued and outstanding none
   as of December 31, 2000 and 6,300 as of
   December 30, 1999                                         -              -
  Common stock, par value $0.001; authorized
   60,000,000 shares; issued 18,425,830 shares;
   outstanding 18,425,510 as of December 31, 2001,
   issued and outstanding 18,425,830 and
   11,891,002 as of December 31, 2000                   18,426         18,426
   and 1999, respectively
  Additional paid-in capital                        18,893,398     18,731,993
  Accumulated other comprehensive income                     -              -
  Deficit accumulated during the
   development stage                                (19,663,960)  (17,949,220)
                                                  -------------- -------------

       Less treasury stock                                  (91)            -
                                                  -------------- -------------

       Total stockholders' equity                      (752,227)      801,199
                                                  -------------- -------------

                                                  $      91,791  $  1,514,200
                                                  ============== =============


The accompanying notes are an integral part of these financial statements



                           Logio, Inc.
                  (a development stage company)

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Cumulative
                                    amounts
                                     since              Year ended December 31,
                                   inception       2001         2000          1999
                                 ------------ ------------- ------------ -------------
Revenues
  Advertising                    $    16,756  $          -  $    16,756  $          -
  Product                            130,517             -            -        23,355
                                 ------------ ------------- ------------ -------------
                                     147,273             -       16,756        23,355

Cost of sales                        478,813             -      447,072        15,071
                                 ------------ ------------- ------------ -------------

     Gross profit (loss)            (331,540)            -     (430,316)        8,284

Research and development           3,361,201        12,072    1,757,739     1,198,546

Selling and marketing expenses     1,651,787             -      660,933       953,708

General and administrative         3,217,335       137,562    1,315,226     1,340,486

Depreciation and amortization      1,343,771       370,953      776,824       179,169

Impairment losses                    987,372       987,372            -             -

Compensation expense for
  stock options                    2,274,605       161,405      660,590     1,452,610
                                 ------------ ------------- ------------ -------------

     Total operating expenses     12,836,071     1,669,364    5,171,312     5,124,519
                                 ------------ ------------- ------------ -------------

     Loss from operations        (13,167,611)   (1,669,364)  (5,601,628)   (5,116,235)

Other income (expense)

  Interest income                    249,105            17       42,425       196,310
  Financing charges                 (217,816)         (413)    (216,703)            -
  Interest expense                  (203,617)      (44,980)    (103,399)       (9,955)
  Other expense                       (4,765)            -       (2,653)            -
  Loss on disposal of equipment       (2,215)            -       (2,215)            -
                                 ------------ ------------- ------------ -------------
                                    (179,308)      (45,376)    (282,545)      186,355
                                 ------------ ------------- ------------ -------------

  Loss before extraordinary item (13,346,919)   (1,714,740)  (5,884,173)   (4,929,880)

  Extraordinary gain                 217,180             -      217,180             -
                                 ------------ ------------- ------------ -------------

      NET LOSS                   (13,129,739)   (1,714,740)  (5,666,993)   (4,929,880)

Deduction for dividends
 and accretion                    (6,534,221)            -      (64,360)   (6,469,861)
                                 ------------ ------------- ------------ -------------
Net loss attributable to
 common stockholders            $(19,663,960) $ (1,714,740) $(5,731,353) $(11,399,741)
                                ============= ============= ============ =============
Net loss per common share -
 basic and diluted:

   Before extraordinary item
   and deduction for dividends
   and accretion                $      (1.31) $      (0.09) $     (0.40) $      (0.41)

   Extraordinary gain                   0.01             -         0.01             -

   Deduction for dividends
   and accretion                       (0.65)            -            -         (0.54)
                                 ------------ ------------- ------------ -------------
   Net loss per common share
   attributable to common
   stockholders                  $     (1.94) $      (0.09) $     (0.39) $      (0.96)
                                 ============ ============= ============ =============
Weighted-average number of
 shares outstanding - basic
 and diluted                      10,124,031    18,425,537   14,593,455    11,879,919
                                 ============ ============= ============ =============




The accompanying notes are an integral part of these financial statements


                                    Logio, Inc.
                           (a development stage company)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Cumulative
                                                        amounts
                                                         since              Year ended December 31,
                                                       inception       2001         2000          1999
                                                      ------------- ------------- ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                          $(13,129,739) $ (1,714,740) $ (5,731,353) $ (4,929,880)
    Adjustments to reconcile net loss
     to net cash used in operating activities
       Depreciation & amortization                       1,343,771       370,953       776,824       179,169
       Impairment losses                                   987,372       987,372             -             -
       Loss on disposal of equipment                        26,215        24,000         2,215             -
       Bad debt expense                                     34,169         3,169        31,000             -
       Financing charge for stock conversion               217,403             -       217,403             -
       Issuance of common stock, options and warrants
         for compensation and other expenses             2,945,773       161,405       829,632     1,710,610
       Other adjustment                                     34,661        34,661             -             -
       Extraordinary gain                                 (217,180)            -      (217,180)            -
    Changes in assets and liabilities
       Accounts receivable                                       -             -       (33,433)         (736)
       Interest receivable                                       -             -         1,983         8,035
       Prepaid expenses and other assets                         -             -       311,199      (311,199)
       Accounts payable                                    213,688        (6,917)      (85,744)      295,928
       Accrued expenses                                     32,018         4,585       (58,886)       61,827
                                                      ------------- ------------- ------------- -------------

         Total adjustments                               5,617,890     1,579,228     1,775,013     1,943,634
                                                      ------------- ------------- ------------- -------------

         Net cash used in operating activities          (7,511,849)     (135,512)   (3,956,340)   (2,986,246)
                                                      ------------- ------------- ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                   (1,462,392)            -       (61,003)   (1,260,831)
  Proceeds from disposal of assets                          11,066        11,066             -             -
  (Increase) decrease in short-term investments                  -             -     1,462,147    (1,454,207)
  Repayment of notes receivable from related parties      (117,700)            -         1,955       110,745
  Notes receivable issued to related parties               117,700             -             -       (12,500)
  (Increase) decrease in other assets                            -             -         6,011             -
                                                      ------------- ------------- ------------- -------------
         Net cash provided by (used in)
          investing activities                          (1,451,326)       11,066     1,409,110    (2,616,793)
                                                      ------------- ------------- ------------- -------------
Cash flows from financing activities
  Overdraft in bank                                         23,766        23,766             -             -
  Proceeds from issuance of common stock                 1,909,250             -       908,100           400
  Proceeds form issuance of preferred stock              6,300,000             -             -     6,300,000
  Repurchase of common stock                                   (91)          (91)            -             -
  Cash paid for fees associated with
    preferred stock issuance                              (392,100)            -             -      (392,100)
  Proceeds from issuance of notes
    payable to related parties                           2,557,395       135,713     1,423,000       685,682
  Principal payments on long-term obligations           (1,435,045)      (60,791)     (813,392)     (361,274)
                                                      ------------- ------------- ------------- -------------

         Net cash provided by financing activities       8,963,175        98,597     1,517,708     6,232,708
                                                      ------------- ------------- ------------- -------------
         Net increase (decrease) in cash
          and cash equivalents                                   -       (25,849)   (1,029,522)      629,669

Cash and cash equivalents at beginning of period                 -        25,849     1,055,371       425,702
                                                      ------------- ------------- ------------- -------------

Cash and cash equivalents at end of period            $          -  $          -  $     25,849  $  1,055,371
                                                      ============= ============= ============= =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest            $    182,838  $     21,243  $     29,888  $      4,584
  Cash paid during the period for income taxes                   -             -             -             -

Non-cash financing activities:
  Purchase of equipment with lease obligations        $  1,059,195  $          -  $    241,018  $    766,987
  Unrealized gain on securities                              7,940             -             -         7,940
  Issuance of common stock for debt conversion              39,000             -        26,000        13,000
  Payment of stock dividend to preferred shareholders       64,360             -        64,360             -





                                    Logio, Inc.
                           (a development stage company)

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 2000, 1999, 1998, 1997,
         and period from November 5, 1996 (inception) to December 31, 1996

                                                                                      Accumu-
                                                                                      lated       Deficit
                                                                                      other       accumulated
                                Preferred Stock   Common Stock    Additional          compre-     during the
                        Price   --------------- ----------------- paid-in    Treasury hensive     development
                  Date  share   Shares  Amount  Shares    Amount  capital    stock    income      stage
                 ------ ------- ------- ------- --------- ------- ---------- -------- ----------- -----------
Balances at
November 5, 1996     -  $     -      -  $    -         -  $    -  $       -  $     -  $        -  $        -

Net loss             -        -      -       -         -       -          -        -           -           -
                                ------- ------- --------- ------- ---------- -------- ----------- -----------
Balances at
December 31, 1996    -        -      -       -         -       -          -        -           -           -

Issuance of
stock for cash
to organizers    Jan-97   0.001      -       -    622,500    623         52        -           -           -

Issuance of
stock for cash   Feb-97   0.001      -       -     67,500     67          8        -           -           -

Issuance of
stock for
licence
agreement        Feb-97       -      -       -    110,742    111       (111)       -           -           -

Issuance of
stock to
employees
for services     Sep-97   0.333      -       -    252,450    252     83,898        -           -           -

Issuance of
stock for
services         Aug-97   1.092      -       -     37,875     38     41,337        -           -           -

Net loss for
the year              -       -      -       -         -       -          -        -           -    (335,217)
                                ------- ------- --------- ------- ---------- -------- ----------- -----------
Balances at
December 31, 1997     -       -      -       -  1,091,067  1,091    125,184        -           -    (335,217)



                                    (continued)




                                    Logio, Inc.
                           (a development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                 Years ended December 31, 2000, 1999, 1998, 1997,
         and period from November 5, 1996 (inception) to December 31, 1996

                                                                                       Accumu-
                                                                                       lated       Deficit
                                                                                       other       accumulated
                                Preferred Stock   Common Stock     Additional          compre-     during the
                        Price   --------------- -----------------  paid-in    Treasury hensive     development
                  Date  share   Shares  Amount  Shares     Amount  capital    stock    income      stage
                 ------ ------- ------- ------- ---------- ------- ---------- -------- ----------- -----------
Issuance of
stock for cash   Jul-98    4.17      -       -     120,000     120    499,880       -           -           -

Reverse
acquisition and
reorganization
adjustment       Jul-98       -      -       -   9,885,435   9,886     (8,550)      -           -           -

Issuance of
stock for cash   Jul-98   0.725      -       -     690,000     690    499,310       -           -           -

Issuance of
stock for debt
conversion       Jul-98    0.96      -       -      13,500      13     12,987       -           -           -

Issuance of
stock for
services         Oct-98    1.90      -       -      39,000      39     70,161       -           -           -

Issuance of
stock for
software
technology       Oct-98    1.80      -       -      13,000      13     23,387       -           -           -

Issuance of
stock for
insurance
coverage         Nov-98    1.00      -       -      25,000      25     24,975       -           -           -

Net loss
for the year          -       -      -       -           -       -          -       -           -    (482,909)
                                ------- ------- ---------- ------- ---------- -------- ----------- -----------
Balances at
December 31, 1998     -       -      -       -  11,877,002  11,877  1,247,334       -           -    (818,127)




                                    (Continued)



                                    Logio, Inc.
                           (a development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                 Years ended December 31, 2000, 1999, 1998, 1997,
         and period from November 5, 1996 (inception) to December 31, 1996

                                                                                      Accumu-
                                                                                      lated       Deficit
                                                                                      other       accumulated
                                Preferred Stock   Common Stock    Additional          compre-     during the
                        Price   --------------- ----------------- paid-in    Treasury hensive     development
                  Date  share   Shares  Amount   Shares   Amount  capital    stock    income      stage
                 ------ ------- ------- ------ ---------- ------- ---------- -------- ----------- ------------
Issuance of
warrants for
consulting
services         Jan-99       -      -      -           -      -     258,000       -           -           -

Issuance of
preferred stock
for cash, net of
offering costs   Feb-99   1,000  6,100     61           -      -   5,719,839       -           -           -

Issuance of
preferred
stock for
cash, net of
offering costs   Mar-99   1,000    200      2           -      -     187,998       -           -           -

Issuance of
common stock
for exercise
of options       Jun-99    0.11      -      -       2,000      2      21,998       -           -           -

Issuance of
common stock
for exercise
of options       Aug-99    0.10      -      -       4,000      4         396       -           -           -

Issuance of
common stock
for conversion
of debt          Dec-99    3.25      -      -       8,000      8      25,992       -           -           -

Issuance of
stock options
to employees for  Jan -
compensation     Dec 99       -      -      -           -      -   1,430,610       -           -           -

Accretion of
intrinsic value
of preferred      Feb-
stock            Dec 99       -      -      -           -      -   6,131,944       -           -   (6,131,944)

Dividends on      Feb -
preferred stock  Dec 99       -      -      -           -      -     337,917       -           -     (337,917)

Unrealized gain
on short-term
investments           -       -      -      -           -      -           -       -       7,940           -

Net Loss for
the year              -       -      -      -           -      -           -       -           -   (4,929,880)
                                ------- ------ ---------- ------- ---------- -------- ----------- ------------
Balances at
 December 31, 1999    -       -  6,300     63  11,891,002  11,891 15,362,028       -       7,940  (12,217,867)


                                    (Continued)



                                    Logio, Inc.
                           (a development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                 Years ended December 31, 2000, 1999, 1998, 1997,
         and period from November 5, 1996 (inception) to December 31, 1996


                                                                                        Accumu-
                                                                                        lated    Deficit
                                                                                        other    accumulated
                                Preferred Stock   Common Stock     Additional           compre-  during the
                        Price   --------------- -----------------  paid-in     Treasury hensive  development
                  Date  share   Shares  Amount  Shares     Amount  capital     stock    income   stage
                 ------ ------- ------- ------- ---------- ------- ----------- -------- -------- -------------
Issuance of
common stock
for exercise
of options       Jan 00    0.10      -       -       2,000       2         198       -        -             -

Issuance of
common stock
for exercise
of warrants      Jan 00    5.00      -       -     100,000     100     499,900       -        -             -

Conversion of
preferred stock
to common stock  Feb 00       - (2,500)    (25)    248,016     248        (223)      -        -             -

Issuance of
common stock
for exercise
of options       Mar 00    0.10      -       -      12,000      12       1,188       -        -             -

Issuance of
common stock
for exercise
of warrants      Mar 00    7.00      -       -      58,000      58     405,942       -        -             -

Conversion of
preferred stock
to common stock  Mar 00       - (3,800)    (38)    376,984     377        (339)      -        -             -

Issuance of
common stock for
reset shares     Mar 00       -      -       -     727,756     728        (728)      -        -             -

Dividends on      Jan -
preferred stock  Mar 00       -      -       -           -       -      64,360       -        -       (64,360)

Issuance of
common stock
for preferred
dividends paid   Mar 00       -      -       -      61,650      62         (62)      -        -             -

Issuance of
common stock
for exercise     April &
of options       Oct 00    0.10      -       -       7,000       7         693       -        -             -

Unrealized gain
on marketable     Jan -
securities       Sep 00       -      -       -           -       -           -       -    6,071             -

Net realized
gain on
marketable        Jan -
securities       Jun 00       -      -       -           -       -           -       -  (14,011)            -

Issuance of
stock for
conversion
of notes          Sep -    0.16 -
payable          Oct 00    0.251     -       -   4,315,000   4,315   1,058,364       -        -             -

Issuance of
stock for
conversion
of notes
payable to        Sep &   0.81 -
shareholders     Oct 00   0.82       -       -     626,422     626     511,040       -        -             -

Issuance of
warrants for
consulting        May -
services         Dec 00      -       -       -           -       -     169,043       -        -             -

Issuance of
stock options
to employees for  Jan-
compensation     Dec 00      -       -       -           -       -     660,590       -        -             -

Net loss for
the year ended
December 31, 2000    -       -       -       -           -       -           -       -        -    (5,666,993)
                                ------- ------- ---------- ------- ----------- -------- -------- -------------
Balances at
September 30, 2000   -       -       -       -  18,425,830  18,426  18,731,993       -        -   (17,949,220)
                                ------- ------- ---------- ------- ----------- -------- -------- -------------
Repurchase of
stock            Feb-01      -       -       -           -       -           -     (91)       -             -

Issuance of
stock options
to employees for  Jan -
compensation     Dec 01      -       -       -           -       -     161,405       -        -             -

Net loss for
the year ended
December 31, 2001     -      -       -       -           -       -           -       -        -    (1,714,740)
                                ------- ------- ---------- ------- ----------- -------- -------- -------------

                      -      -       -  $    -  18,425,830 $18,426 $18,893,398 $   (91) $     -  $(19,663,960)
                                ======= ======= ========== ======= =========== ======== ======== =============






      The accompanying notes are an integral part of this financial statement

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the presentation of the accompanying consolidated financial statements follows.

1. The Company
   -----------

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

On February 8, 2001, Pacific WebWorks, Inc. completed its acquisition of Logio, Inc., in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at approximately $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to December 31, 2001 and the fair value of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

The Company conducts its business within one industry segment.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2. Use of Estimates
   ----------------

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

3. Cash Equivalents
   ----------------

The Company considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

4. Depreciation and amortization
   ------------------------------

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Accelerated methods of depreciation of property and equipment are used for income tax purposes.

5. Fair value of financial instruments
   -----------------------------------

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and capital lease obligations approximate carrying value based on their effective interest rates compared to current market prices.

6. Impairment of Long-Lived and Intangible Assets
   ----------------------------------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the nine months ended September 30, 2001, as a result of certain events (Notes C and D) and management's assessment of impaired assets due to the Company's inability to generate cash flows, the Company recorded $987,372 in losses relating to the impairment of certain long-lived assets.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7. Income Taxes
   ------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $11,850,000 that will be offset against future taxable income, if any. These carry forwards begin to expire in 2013. No tax benefit has been reported in the financial statements because the Company has not yet proven it can generate taxable income.

Deferred tax assets and the valuation account are as follows at December 31, 2001 and 2000:

                                                      2001           2000
                                                  ------------- -------------
Deferred tax asset:
   NOL carry forward                              $  3,555,000  $  2,951,162
   Valuation allowance                              (3,555,000)   (2,951,162)
                                                  ------------- -------------

      Total                                       $          -  $          -
                                                  ============= =============


8. Net Loss Per Share
   ------------------

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period presented.
Potentially issuable common shares would have been excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

9. Stock Split and Change in Par Value
   -----------------------------------

In July 1998, the Company authorized a three for one forward stock split. These financial statements have been retroactively restated to reflect this split. Pursuant to the reverse merger with Dunamis, the Company's par value changed to $0.001 which has also been retroactively applied.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


10. Development Stage Company
    -------------------------

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7.

11. Short-Term Investments
    ----------------------

Short-term investments held during 2000 are comprised of various governmental securities, commercial paper and other securities maturing in one year or less and are classified as available-for-sale. Available for sale securities are measured at fair value with net unrealized gains and losses reported in equity. During December 2000, all remaining short-term investments were liquidated and the Company recorded a gain of $14,011 on these securities.

12. Recently Issued Accounting Pronouncements
    -----------------------------------------

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

The Company does not believe that SFAS 141 or 142 will have a material impact on its financial position and results of operations.

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

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001



NOTE B - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flows from operations of $135,512, $3,956,340 and $2,986,246 during the years ended December 31, 2001, 2000, and 1999 respectively. The company had negative working capital of $844,018 at December 31, 2001 and $461,437 at December 31, 2000. As a result, the Company has relied significantly upon equity and debt funding, including loans from its parent company, to support certain of its development.

In March 2001, the Company became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, the Company's most significant debtor obtained possession of the equipment under its lease agreements in May of 2001 and filed a complaint for the full amount of the lease balance (see Note H). These events have caused impairments related to the loss of the equipment under capital leases and other long-lived assets related to the equipment to be recorded during second quarter 2001 (see Note D). Impairment losses recorded for these events totaled $987,372 for the nine months ended September 30, 2001.

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

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                               December 31,       Estimated
                                           2001         2000      useful lives
                                        ------------ ------------ ------------

    Computer Equipment                  $   125,691  $ 1,527,077      3-5
    Furniture and fixtures                   34,870       58,175      3-7
    Software                                 12,083      872,011      2-3
                                        ------------ ------------
                                            172,644    2,457,263

    Less Accumulated Depreciation           (80,853)    (972,081)
                                        ------------ ------------

                                        $    91,791  $ 1,485,182
                                        ============ ============


In February 2001, in conjunction with the acquisition of the Company by Pacific WebWorks, fixed assets were adjusted $266,795, along with corresponding accumulated depreciation to reflect their estimated fair value as cost.


NOTE D - IMPAIRMENT LOSSES

As discussed in Note B, in March 2001, the Company was unable to make payment on some of its capital lease obligations. The Company transferred the equipment back to the vendor in May 2001. The default on these and other capital lease obligations, approximating $440,000 at December 31, 2001, results in impairment losses of $122,685, representing cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases and $788,847 in equipment under capital leases and related software and equipment. The leases would have expired through December 2002.

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

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE E - PREFERRED STOCK

On January 19, 1999, the Board of Directors organized a Series A Convertible Preferred Stock with 15,000 shares authorized. The preferred stock has a stated value of $1,000 and a cumulative dividend of 6%. The Company issued 6,300 shares of the Series A Convertible Preferred Stock in February and March 1999. Under the terms of the underlying agreement, the shares were convertible into 624,999 shares of common stock at a conversion rate of $10.08 per share, upon registration of the common stock. The conversion price was based on the average closing price of the Company's common stock during the 20 period immediately preceding the closing of the preferred issuance. The preferred shares hold no voting rights and up to 20% of the preferred stock was available for conversion into common shares during each month following the effective date of the Company's prospectus.

The preferred stock included a "lock-out" provision which prevented the preferred shareholders from converting into common stock for a period of five months after the issuance of the preferred stock. Preferred shareholders had a limited right to receive additional shares of common stock at certain times if the market price of the common stock was less than $12.096 per share. On the tenth trading day after each of July 8, 1999, October 6, 1999 and February 13, 2000, preferred shareholders were entitled to receive the number of shares of common stock equal to one-third of the purchase price for their Series A Preferred Stock times the difference between the ten day average closing price of the common stock and $12.096, divided by the ten day trading average.

On the dates that the Series A Convertible Stock were issued, the intrinsic values of the beneficial conversion feature totaled $10,995,740 and $31,944, respectively. The intrinsic value was calculated as the difference between the conversion price and the market value of the common stock on the day of the preferred stock issuance, times the number of common shares into which the preferred stock was convertible. The proceeds received from the sale of the convertible instruments were $6,100,000 and 200,000, respectively. Since the intrinsic values of the beneficial conversion feature are greater than the proceeds, the discounts assigned to the convertible instruments are $6,100,000 and $31,944 respectively, creating a total discount of $6,131,944. This amount was being accreted over a five month period, which is the period to the security's earliest conversion date of November 30, 1999, and is reflected in the statement of operations as a deduction for dividends and accretion.

Offering costs related to the issuance of Preferred Stock total $392,100 and were netted with the proceeds for reporting purposes. Cumulative dividends totaled $337,917 as of December 31, 1999.

In February and March 2000, holders of the Company's convertible preferred stock converted 6,300 preferred shares into 625,000 common shares. The preferred stockholders also received 727,756 shares of the Company's common stock in conjunction with the reset provisions of the preferred stock agreement. Common stock totaling 61,650 shares were also issued to preferred shareholders in 2000 representing a six percent cumulative dividend.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE F - STOCKHOLDERS' EQUITY

Stock purchase agreement
------------------------
On July 6, 2000, the Company signed a purchase agreement with five investors for the sale of two million shares of its common stock for a total purchase price of $1.4 million. The terms of the agreement required the deposit of $1.4 million into an escrow account before July 31, 2000. The monies were agreed to be released to the Company upon the effective registration of the shares with the Securities and Exchange Commission on or before October 31, 2000. In September 2000, the Securities and Exchange Commission declared the registration effective, at which point the investors had not released the funds and are in default of the agreement.

Conversion of notes payable to common stock
-------------------------------------------
In October 2000, notes payable totaling $170,000 were converted to 1,150,000 shares of the Company's common stock. The liability was converted at $0.16 per share, which did not represent the fair market value of the Company's common shares on the date of conversion. As such, the Company recorded $83,700 as financing charges for this transaction.

In September 2000, the Company was advanced a total of $605,976 from various parties to fund the settlement of liabilities in the form of notes payable. Also in September 2000, the Company converted the notes and $2,976 of accrued interest into 2,815,000 of the Company's common stock at prices ranging from $0.2012 to $0.251 per share. The conversion prices did not represent the fair market value of the common shares on the date of conversion. As such, the Company recorded $88,576 as financing charges for this transaction.

In September 2000, a corporation assumed $130,045 in liability from one of the Company's vendors. The Company then converted $70,000 of this liability into 350,000 shares of the Company's common stock and was forgiven of $60,045 in liability by the assuming corporation. The liability was converted at $0.20 per share, which did not represent the fair market value of the Company's common shares on the date of conversion. As such, the Company recorded $45,127 as financing charges for this transaction.

As discussed in Note I, in September 2000, the Company converted $511,666 of notes payable and interest to shareholders and officers to 626,422 shares of its common stock. The fair market value of the shares on the date of conversion was $0.3125 and the conversion prices ranged from $0.81 to $0.82 per share.

Acquisition by Pacific WebWorks, Inc.
-------------------------------------
As discussed in Note A, in February of 2001, the Company was effectively acquired by Pacific WebWorks, Inc. in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock with the Logio common share holders for 18,425,830 shares of their common stock. Pursuant to this acquisition, dissention rights were offered to the Logio shareholders previous to the effective date of acquisition and 320 shares were repurchased as treasury stock by Logio, Inc. for a total of $91.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE G - STOCK OPTIONS AND WARRANTS

On April 18, 2000, the Company's Board of Directors adopted the Logio, Inc. Equity Incentive Plan. The Plan allows for the granting of awards in the form of stock options, stock appreciation rights, and restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 2,500,000 shares of the Company's common stock under the Plan. The Plan was approved by the Company's stockholders in June 2000.

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

The Company has adopted only the disclosure provisions of the Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS
123). Therefore, the Company accounts for stock-based compensation under the Accounting Principles Board Opinion No. 25, under which approximately $161,405, $660,590 and $1,452,610 has been recognized for the years ended December 31, 2001, 2000 and 1999, respectively for compensation earned related to options issued at exercise prices that were less than the fair market value of the Company's stock on the date of grant. Had compensation cost for the stock-based compensation been determined based upon the fair value of options at the grant date consistent with the methodology set forth by FAS 123, the Company's net loss and loss per share would have increased to the following proforma amounts:

                                         2001          2000         1999
                                    ------------- ------------- -------------
Proforma net loss
     As reported                    $ (1,714,740) $ (5,731,353) $(11,399,741)
     Pro forma                        (1,714,740)   (6,492,228)  (11,453,549)

Net loss per common share-
 Basic and fully diluted
     As reported                    $      (0.09) $      (0.39) $      (0.96)
     Pro forma                             (0.09)        (0.44)        (0.96)

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE G - STOCK OPTIONS AND WARRANTS - CONTINUED

The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 2000 and 1999: expected volatility of 157 percent and 120 percent, respectively; risk free interest rate of 6.5 percent and 6.5 percent, respectively; and expected life of 1.5 to 3.5 years. The weighted average fair value of options granted is $1.41 and $4.75 in 2000 and 1999 respectively.

Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, the Company's stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

Information with respect to the Company's stock options at December 31, 2001 is as follows:

                                                                   Weighted-
                                                                    average
                                           Stock       Exercise     exercise
                                          options       price        price
                                        ------------ ------------ ------------
Outstanding at January 1, 1999                    -  $         -  $         -
  Granted                                 1,079,000    0.10-5.54         1.79
  Exercised                                  (4,000)        0.10         0.10
  Forfeited                                       -            -            -
                                        ------------ ------------ ------------
Outstanding at December 31, 1999          1,075,000    0.10-5.54         1.79
  Granted                                 1,283,000    0.63-7.78         1.29
  Exercised                                 (21,000)        0.10         0.10
  Forfeited                              (1,048,334)   0.10-7.78         2.40
                                        ------------ ------------ ------------
Outstanding at December 31, 2000          1,288,666    0.10-5.88         2.21
  Granted                                         -            -            -
  Exercised                                       -            -            -
  Forfeited                                       -            -            -
  Accelerated/Converted                  (1,288,666)   0.10-5.88         2.21
                                        ------------ ------------ ------------
                                                  -  $         -  $         -
                                        ============ ============ ============

In May 2000, the Company issued warrants to purchase 400,000 shares purchase 400,000 shares of common stock to its investor relations consultant. A total of 200,000 of these warrants were issued with an exercise price of $4.00 per share and 200,000 warrants were issued with an exercise price of $3.00 per share. The fair value of $0.42 per share was estimated as the value of the services performed using the Black Scholes model. Consulting expenses recorded for the value of these warrants totaled $169,042 during the year ended December 31, 2000.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE G - STOCK OPTIONS AND WARRANTS - CONTINUED

These warrants were cancelled in conjunction with the acquisition of the Company by Pacific WebWorks, Inc.

In January of 1999, and in conjunction with the sale of Series A Convertible Preferred Stock, the Company issued warrants to purchase 200,000 shares of the Company's common stock to its investor relations consultant. The warrants were issued with an exercise price of $5.50 per share. The fair value of $1.29 per share was estimated as the value of the services performed. Consulting expenses recorded for the value of these warrants totaled $258,000 during the year ended December 31, 1999. These warrants were cancelled in conjunction with the acquisition of the Company by Pacific WebWorks, Inc.

The Company has granted 250,449 warrants in connection with the sale of Preferred Stock in 1999. The warrants have exercise prices ranging from $7 per share to $8.40 per share and they expire in February 2004.

Logio has no options issued or outstanding as of December 31, 2001.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

The Company is also in default of approximately $100,000 to a software corporation for a payable that is past due.

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

                        December 31, 2001

NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

Line-of-Credit and Intercompany Agreement
-----------------------------------------

The Company has entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its only shareholder and parent company). The Line-of-Credit Agreement, among other things, allows for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and is payable on demand. The balance of this note exceeds the Line-of-Credit agreement as of December 31, 2001 and totals $135,713 at that date.

The Company is also charged $1,067 monthly under the Intercompany Agreement for management related fees and records income of $1,422 monthly for rental of certain of its fixed assets to the parent company. The equipment may be rented by Pacific WebWorks until such time as Logio, Inc. re-commences development of its Internet products.

Intercompany transactions under the Line-of Credit and Intercompany Agreement during the year ended December 31, 2001 are as follows:

     Management fee expense            $  12,804
     Rental Income                       (17,064)
     Interest expense                     12,902
     Other                                (1,422)
                                       ----------

     Net intercompany transactions     $   7,220
                                       ==========

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001



NOTE I - SETTLEMENT OF LIABILITIES

During the year ended December 31, 2000, the Company settled $558,098 of vendor payables for $340,918 in cash and stock. These settlements resulted in $217,181 of forgiven debt which was recorded as an extraordinary gain.

In June 2000, the Company was loaned $500,000 from three principle shareholders and officers of the Company in exchange for notes payable bearing interest at 8% annually. Principal and interest were due in full on July 1, 2001. The note was not collateralized. On September 26, 2000, the Company converted the notes and $11,666 of accrued interest into 626,422 shares of the Company's common stock at $0.81 and $0.82 per share, representing prices in excess of fair market value ($0.3125) of the common shares on the date of conversion.

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


                             PART III
                             --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

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


Name                             Age      Position
------------------------------ -------- -----------------------------------

Kenneth W. Bell                   52    President, Secretary/Treasurer and
                                        Director

Thomas R. Eldredge                33    Director

James W. Johnston                 49    Director

      Kenneth W. Bell: Mr. Bell joined Logio as Senior Vice President, Chief Financial Officer, Secretary and Treasurer and Director in February 1997. On April 18, 2000, the Board of Directors released Mr. Bell from his responsibilities as Secretary. On June 2, 2000, our Board of Directors appointed him as Chief Executive Officer and President of Logio, releasing him from his responsibilities as Senior Vice President and Chief Financial Officer. Then in January 2001 he was appointed as our Secretary/Treasurer. Prior to joining Logio, between April 1990 and December 1996, he served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has over thirty years experience in a variety of finance and management positions, including employment in the commercial banking area for fifteen years in Utah and California. Mr. Bell received his B.S. from BYU in 1972. Mr. Bell is a director of Pacific WebWorks, Inc. a reporting company.

      Thomas R. Eldredge: In April of 2000, Mr. Eldredge joined Logio as our Vice President of Finance and Corporate Secretary. On June 2, 2000, our Board of Directors appointed Mr. Eldredge as Senior Vice President and Chief Financial Officer. In January 2001 our Board of Directors appointed him as an interim director, releasing him from his responsibilities as Senior Vice President and Chief Financial Officer. Mr. Eldredge is a CPA and has over ten years of experience in accounting, audit and information technology. He spent over six years with Grant Thornton LLP, one of the nation's ten largest public accounting firms. Most recently he was a manager in the assurance department at Grant Thornton. Mr. Eldredge is an adjunct professor at the University of Utah in the accounting and information technology departments at the graduate and undergraduate levels and has instructed students for over four years at the University, Grant Thornton's National training center and Utah Valley State College. He received both his Bachelor of Science and Master of Professional Accountancy from the University of Utah. Mr. Eldredge is the President of the Utah Association of Certified Public Accountants - Southern Chapter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all
Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001 and representations from these reporting persons that no Forms 5 were required, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                 ITEM 11: EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid to or earned by our chief executive officer and our three most highly-compensated executive officers whose total salary and bonus exceed $100,000 during each of the past three fiscal years


                    SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------
                                    Annual Compensation           Long-Term
                                                                  Compensation
                                                                  Awards
                              ----------------------------------- ------------
                                                     Other        Securities
                                                     Annual       Underlying
Name and Principal                                   Compen-      Options/
Position              Year    Salary ($)   Bonus ($) sation ($)   SARs (#)
--------------------- ------- ------------ --------- ------------ ------------
Kenneth W. Bell        2001   $    11,500        -            -          -
 President,            2000        94,833        -            -    250,000 (1)
 Secretary,            1999       120,000        -            -          -
 Director
--------------------- ------- ------------ --------- ------------ ------------
Thomas R. Eldredge     2001        10,792        -            -          -
 Director              2000        60,542        -            -    180,000 (1)
                       1999             -        -            -          -
--------------------- ------- ------------ --------- ------------ ------------
James W. Johnston      2001         7,500        -            -          -
 Director              2000        90,833        -            -    250,000 (1)
                       1999       120,000        -            -          -
--------------------- ------- ------------ --------- ------------ ------------

      (1) Theses underlying securities were converted to Pacific WebWorks shares after Logio was acquired by Pacific WebWorks. The 250,000 shares granted to Mr. Bell were converted to 37,879 Pacific WebWorks shares; Mr. Eldredge's 180,000 shares were converted to 27,273 Pacific WebWorks shares; and Mr. Johnston's 250,000 shares were converted to 37,879 Pacific WebWorks shares.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Our parent corporation beneficially owns 100% of our issued and outstanding shares.

     ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions either we engaged in during at least the past two years or we propose to engage in involving our executive officers, directors, 5% stockholders or immediate family members of those persons:

      In June, 2000, Messrs. Johnston, Bell and M. Daniel Lunt, then officers and directors, loaned us an aggregate of $500,000 in exchange for notes bearing interest at 8% per annum, unsecured and due and payable on or before July 1, 2001. On September 26, 2000 these notes and accrued interest of $11,666 were converted into 626,422 shares of common stock.


                             PART VI
                             --------

            ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

Exhibit            Description
--------           ------------
 2.1 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000

 3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 to Form 10-Q filed November 14, 2001)

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

 10.5 Line of Credit and Inter-company Agreement between Logio and Pacific WebWorks, dated January 2, 2001 (Incorporated by reference to exhibit 10.5 of Form 10-Q filed August 13, 2001)


      Reports on Form 8-K

      None.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       8 April 2002
Date_________________               Logio, Inc.

                                         /s/ Kenneth W. Bell
                                    By: ______________________________________
                                        Kenneth W. Bell
                                        President, Secretary/Treasurer and
                                        Director



Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       8 Apr 2002                         /s/ Thomas R. Eldredge
Date____________________            By: ______________________________________
                                        Thomas R. Eldredge
                                        Director

       8 April 2002                       /s/ James W. Johnston
Date____________________            By: ______________________________________
                                        James W. Johnston
                                        Director