Form 10QSB
period 2002-03-31
LOGIO INC
filed 2002-05-14
CIK 1085278

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended: March 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-26731

                           LOGIO, INC.
(Exact name of small business issuer as specified in its charter)

        Nevada                                               87-0627910
      (State of incorporation)       (I.R.S. Employer Identification No.)


                  180 South 300 West, Suite 400
                    Salt Lake City, Utah 84101
(Address of principal executive offices and principal place of business)

                          (801) 578-9020
                   (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of April 29, 2002, the issuer had a total of 18,425,828 shares of common stock issued and outstanding, which are beneficially owned by its parent corporation, Pacific WebWorks, Inc.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ..............................................3

Item 2:  Management's Discussion and Analysis..............................11



                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K ...........................12









                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                     March 31,   December 31,
                                                       2002         2001
                                                  ------------- -------------
CURRENT ASSETS                                     (Unaudited)

  Cash and cash equivalents                       $          -  $          -

PROPERTY & EQUIPMENT, net                               71,362        91,791
                                                  ------------- -------------

                                                  $     71,362  $     91,791
                                                  ============= =============





              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Current portion of long-term capital
   lease obligations                              $          -  $        460
  Capital leases past due                              438,648       438,373
  Overdraft in bank                                     23,766        23,766
  Payables - past due                                  213,688       213,688
  Accrued expenses                                      39,584        32,018
  Note payable -parent company                         142,862       135,713
                                                  ------------- -------------

    Total current liabilities                          858,548       844,018

STOCKHOLDERS' DEFICIT

  Preferred stock                                            -             -
  Common stock                                          18,426        18,426
  Additional paid-in capital                        18,893,398    18,893,398
  Deficit accumulated during the development stage (19,698,919)  (19,663,960)
  Treasury stock                                           (91)          (91)
                                                  ------------- -------------

    Total stockholders' deficit                       (787,186)     (752,227)
                                                  ------------- -------------

                                                  $     71,362  $     91,791
                                                  ============= =============


The accompanying notes are an integral part of these financial statements

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                    Cumulative
                                    amounts
                                    since         Three months ended March 31,
                                    inception           2002       2001
                                    ------------- ------------- -------------

Net revenues                        $    147,273  $          -  $          -
                                    ------------- ------------- -------------

Cost of sales                            478,813             -             -
                                    ------------- ------------- -------------

    Gross profit (loss)                 (331,540)            -             -
                                    ------------- ------------- -------------

Research and development               3,361,201             -        11,972

Selling and marketing expenses         1,651,787             -             -

General and administrative             3,220,295         2,960        67,152

Depreciation and amortization          1,364,200        20,429       209,106

Compensation expense for
 stock options                         2,274,605             -       161,405

Impairment losses                        987,372             -       198,525
                                    ------------- ------------- -------------

    Total operating expenses          12,859,460        23,389       648,160
                                    ------------- ------------- -------------

    Loss from operations             (13,191,000)      (23,389)     (648,160)
                                    ------------- ------------- -------------
Other income (expense)

  Interest income                        249,105             -            18
  Interest expense                      (215,187)      (11,570)       (6,918)
  Finance charges                       (217,403)            -             -
  Other                                   (7,393)            -         3,245
                                    ------------- ------------- -------------
                                        (190,878)      (11,570)       (3,655)
                                    ------------- ------------- -------------

Loss before extraordinary item       (13,381,878)      (34,959)     (651,815)
                                    ------------- ------------- -------------

Extraordinary gain                       217,180             -             -
                                    ------------- ------------- -------------

    NET LOSS                        $(13,164,698) $    (34,959) $   (651,815)
                                    ------------- ------------- -------------
Deduction for dividends
 and accretion                        (6,534,221)            -             -
                                    ------------- ------------- -------------
Net loss attributable to
  common stockholders               $(19,698,919) $    (34,959) $   (651,815)
                                    ============= ============= =============
Net loss per common share -
 basic and diluted

  Before extraordinary item
  and deduction for dividends
  and accretion                     $      (1.27) $          -  $      (0.04)

  Extraordinary gain                        0.02             -             -

  Deduction for dividends
  and accretion                            (0.62)            -             -
                                    ------------- ------------- -------------

                                    $      (1.87) $          -  $      (0.04)
                                    ============= ============= =============
Weighted-average number of
 shares outstanding - basic
 and diluted                          10,508,352    18,425,830    18,425,830
                                    ============= ============= =============


The accompanying notes are an integral part of these financial statements


                              Logio, Inc.
          A wholly owned subsidiary of Pacific WebWorks, Inc.
                     (a Development Stage Company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                    Cumulative
                                                    amounts
                                                    since         Three months ended March 31,
                                                    inception           2002       2001
                                                    ------------- ------------- -------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
  Net loss                                          $(13,164,698) $    (34,959) $   (651,815)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation & amortization                        1,364,200        20,429       209,106
    Issuance of common stock, warrants and options
      for compensation and other expenses              2,945,773             -       161,405
    Impairment losses                                    987,372             -       198,525
    Bad debt expense                                      34,169             -         3,169
    Loss (gain) on disposal of assets                     26,215             -        (3,246)
    Finance charges for stock conversion                 217,403             -             -
    Other adjustment                                      34,936           275             -
    Extraordinary gain                                  (217,180)            -             -
  Changes in assets and liabilities
    Accounts receivable                                        -             -             -
    Interest receivable                                        -             -             -
    Prepaid expenses and other assets                          -             -             -
   Accounts payable                                      213,688             -         1,974
   Accrued expenses                                       39,584         7,566       (14,903)
                                                    ------------- ------------- -------------

      Total adjustments                                5,646,160        28,270       556,030
                                                    ------------- ------------- -------------

      Net cash used in operating activities           (7,518,538)       (6,689)      (95,785)
                                                    ------------- ------------- -------------
Cash flows from investing activities

  Purchases of property and equipment                 (1,462,392)            -             -
  Proceeds from disposal of assets                        11,066             -        11,066
  (Increase) decrease in short-term investments                -             -             -
  Repayment of notes receivable from related parties     117,700             -             -
  Notes receivable issued to related parties            (117,700)            -             -
  Increase in deposits                                         -             -             -
                                                    ------------- ------------- -------------
      Net cash provided by (used in)
      investing activities                            (1,451,326)            -        11,066
                                                    ------------- ------------- -------------
Cash flows from financing activities

  Overdraft in bank                                       23,766             -             -
  Proceeds from issuance of common stock               1,909,250             -             -
  Proceeds from issuance of preferred stock            6,300,000             -             -
  Repurchase of common stock                                 (91)            -           (91)
  Cash paid for fees associated with
   preferred stock issuance                             (392,100)            -             -
  Proceeds from issuance of note payable to parent       142,862         7,149        98,502
  Payments on capital lease obligations                 (627,168)            -             -
  Proceeds from issuance of long term
   obligations and notes payable                       2,421,682             -             -
  Principal payments of long-term obligations
   and notes payable                                    (808,337)         (460)      (39,541)
                                                    ------------- ------------- -------------

      Net cash provided by financing activities        8,969,864         6,689        58,870
                                                    ------------- ------------- -------------

      Net increase (decrease) in cash
       and cash equivalents                                    -             -       (25,849)

Cash and cash equivalents at beginning of period               -             -        25,849
                                                    ------------- ------------- -------------

Cash and cash equivalents at end of period          $          -  $          -  $          -
                                                    ============= ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $    189,257  $          -  $      6,874
  Cash paid for income taxes                                   -             -             -

Non cash financing activities:
  Conversion of debt to stock                       $  1,613,345  $          -  $          -
  Purchase of equipment with lease obligations         1,065,816             -             -
  Payment of stock dividend to preferred shareholders     64,360             -             -
  Unrealized gain on securities                            7,940             -             -


The accompanying notes are an integral part of these financial statements


                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)


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

                          March 31, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

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

Impairment of Long-Lived and Intangible Assets
-----------------------------------------------

The Company has adopted Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The Company is evaluating the impact of this pronouncement on its financial position and results of operations in future filings.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Impairment of Long-Lived and Intangible Assets - Continued
----------------------------------------------------------

Previously, the Company followed Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the three months ended March 31, 2001, and as a result of certain events and management's assessment of impaired assets, the Company recorded $198,525 in losses relating to the impairment of certain long-lived assets.

Business Combinations and Goodwill
----------------------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). The Company currently has no goodwill or other intangible assets.


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flows from operations of $6,689 and $95,785 during the three-month periods ended March 31, 2002 and 2001 respectively and $135,512 during the year ended December 31, 2001. The company had negative working capital of $858,548 at March 31, 2002 and $844,018 at December 31, 2001. As a result, the Company has relied significantly upon equity and debt funding to support certain of its operations.

In March 2001, the Company became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, the Company's most significant creditor obtained possession of the equipment under its lease agreements in 2001. These events have caused impairments related to the loss of the equipment under capital leases and other long-lived assets related to the equipment to be recorded during 2001. Impairment losses recorded for these events totaled $987,372 for the year ended December 31, 2001.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                            (Unaudited)


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY - Continued

The Company may not be able to generate positive cash flows from operations in the foreseeable future as it is unable to obtain funding from traditional sources, has ceased operations and development and has no cash balances. In addition to the lease defaults approximating $439,000, the Company is unable to pay liabilities approximating $419,900 to various professional services firms, vendors, the Company's parent and an overdraft in a bank. Based upon these facts, the Company may be required to seek bankruptcy protection.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 -  COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------

The Company is involved in various disputes in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

Line-of-Credit and Intercompany Agreement
-----------------------------------------

The Company has entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its only shareholder and parent company). The Line-of-Credit Agreement, among other things, allows for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and is payable on demand. The balance of the line-of-credit totaled $142,862 and $135,713 as of March 31, 2002 and December 31, 2001, respectively, which is in excess of the agreed upon amount. The Company is also charged $1,067 monthly under the Intercompany Agreement for management related fees and records income of $1,422 monthly for rental of certain its fixed assets. The equipment may be rented by Pacific WebWorks until such time as Logio, Inc. re-commences development of its Internet products.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                            (Unaudited)


NOTE 3 -  COMMITMENTS AND CONTINGENCIES - Continued

Line-of-Credit and Intercompany Agreement- Continued
----------------------------------------------------

Intercompany transactions under the Line-of Credit and Intercompany Agreement during the three months ended March 31, 2002 and 2001 are as follows:

                                                2002       2001
                                            ----------- -----------
    Management fee expense                  $    3,201  $    3,201
    Rental Income                               (4,266)     (4,266)
    Interest expense                             4,188       2,355
                                            ----------- -----------
    Net intercompany transactions           $    3,123  $    1,290
                                            ----------- -----------

     In this report references to "Logio," "we," "us," and "our" refer to Logio, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Logio's control. These factors include but are not limited to economic conditions generally and in the industries in which Logio may participate; and failure of Logio to continue business development, recommence product development and operations and to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

     Logio, Inc. is the wholly owned subsidiary of Pacific WebWorks, Inc. In October 2000 we temporarily ceased our development activities and preliminary operations related to the Logio business directory and directory services due to funding constraints. We may be unable to generate positive cash flows from operations in the foreseeable future because we are unable to obtain funding from traditional sources and have no cash balances. We also have lease defaults approximating $439,000, in addition to $419,900 in liabilities to various vendors and professional service firms. Based upon theses facts, we may be required to seek bankruptcy protection if funding for further development is unavailable.

Results of Operations

     The following discussions are based on our consolidated financial statements included with this report. Comparisons are presented for the three month periods ended March 31, 2002 and 2001.
Due to the cessation of development activities and operations, we had no revenues, cost of sales or gross profit for the first quarter of 2002 and 2001. Accordingly, we had no selling and marketing expenses for the 2002 and 2001 first quarters.

     Total operating expenses decreased to $23,389 in the 2002 first quarter compared to $648,160 for the 2001 first quarter. This decrease was primarily due to our expenses being limited in the 2002 first quarter to only general and administrative expenses and depreciation and amortization expense. General and administrative expenses decreased $64,192 in the 2002 first quarter compared to the 2001 first quarter as a result of reductions in personnel and salaries. Depreciation and amortization expenses related to depreciation charges on capital lease agreements decreased $188,677 in the 2002 first quarter compared to the 2001 first quarter as a result of the return of the computer equipment and software technology to vendors.

     We did not record compensation expense for stock options nor impairment losses in the 2002 first quarter. These expenses for the 2001 first quarter reflect the intrinsic value of stock options granted to employees and directors recorded as earned by the employee or director over each period of service. The overall decrease in compensation expenses for stock options represents the forfeiture of options during 2000 and the completion of vesting periods for certain employee options. Impairment losses recognized in the 2001 first quarter were related primarily to the return of leased equipment and software.

     Other expenses increased $7,915 for the 2002 first quarter compared to the 2001 first quarter. The increase was primarily the result of a interest expenses related to our past due liabilities.

     We recorded a net loss of $34,959 for the 2002 first quarter compared to a net loss of $651,815 for the 2001 first quarter. As a result we recorded no loss per common share for the 2002 first quarter and a loss per common share of $0.04 for the 2001 first quarter.

Liquidity and Capital Resources

     At March 31, 2002, we had no cash on hand and net property and equipment of $71,362 compared to no cash on hand and net property and equipment of $91,791 at the year ended December 31, 2001. Our total current liabilities were $858,548 at the end of the 2002 first quarter compared to $844,018 at the 2001 year end. Our accumulated deficit was $19,698,919 as of March 31, 2002. We have had a limited operating history, have recorded losses since our inception and have relied upon equity and debt funding to support our operations. We may be unable to generate positive cash flows from operations in the foreseeable future. These factors raise substantial doubt that we can continue as a going concern.

     Net cash used in operating activities for the three month period ended March 31, 2002, was $6,689 compared to $95,785 for the 2001 three month period. Net cash provided by investing was $0 for the 2002 period compared to $11,066 for the 2001 period. Net cash provided by financing activities was $6,689 for the 2002 period compared to $58,870 for the 2001 period. Notes payable issued to related parties were the primary source of financing for the three months ended March 31, 2002.

     We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default, payables past due and notes payable to our parent corporation. In March 2001 we were unable to make payments on our payables and capital lease agreements related to hardware and our operating infrastructure, which resulted in defaults under those agreements. Accordingly, approximately 51.0% of our total current liabilities were related to past due capital leases and 24.9% were related to payables past due. Management intends to negotiate settlements of the defaults, but cannot ensure that we will be successful in such negotiations.

     We have relied on a line-of-credit agreement with our parent corporation for funding, but we have exceeded the agreed upon limit of $120,000. As of March 31, 2002 we owe $142,862 on this line-of-credit, with 12% interest. Our intercompany agreement with our parent corporation provides that we pay $1,067 per month in management fees and $1,422 monthly to rent our equipment. The intercompany transactions resulted in a net amount of $3,123 during the three months ended March 31, 2002.

     Based upon our inability to satisfy our obligations we may be required to seek bankruptcy protection if we are unable to obtain other financing. Management is unable to anticipate when we will be able to resume development and operations in the future.


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit   Description

2.1 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000 (Incorporated by reference to exhibit 2.2 to Form 10-K filed April 17, 2001)

3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 to Form 10-Q filed November 14, 2001)

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

(b)   Reports on Form 8-K.

      None


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Logio, Inc.



Date: 5/14/02                 By: /S/ Kenneth W. Bell
                              -------------------------------------------
                              Kenneth W. Bell
                              President, Secretary/Treasurer and Director