Form 10QSB
period 2002-06-30
LOGIO INC
filed 2002-08-14
CIK 1085278

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-26731

                           LOGIO, INC.
(Exact name of small business issuer as specified in its charter)

       Nevada                                               84-1370590
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

As of August 8, 2002, the issuer had a total of 18,425,828 shares of common stock issued and outstanding, which are beneficially owned by its parent corporation, Pacific WebWorks, Inc.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ..............................................3

Item 2:  Plan of Operations.................................................11


                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K ............................11











                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS



                              ASSETS
                                                     June 30,   December 31,
                                                       2002        2001
                                                  ------------- --------------
CURRENT ASSETS                                     (Unaudited)
  Cash and cash equivalents                       $          -  $           -

PROPERTY & EQUIPMENT, net                               58,077         91,791
                                                  ------------- --------------

                                                  $     58,077  $      91,791
                                                  ============= ==============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current portion of long-term capital
    lease obligations                             $          -  $         460
  Capital leases past due                              438,648        438,373
  Overdraft in bank                                     23,766         23,766
  Payables - past due                                  177,174        213,688
  Accrued expenses                                      40,055         32,018
  Note payable -parent company                         148,554        135,713
                                                  ------------- --------------

    Total current liabilities                          828,197        844,018

STOCKHOLDERS' DEFICIT
  Preferred stock                                            -              -
  Common stock                                          18,426         18,426
  Additional paid-in capital                        18,893,398     18,893,398
  Deficit accumulated during the development stage (19,681,853)   (19,663,960)
  Treasury stock                                           (91)           (91)
                                                  ------------- --------------

    Total stockholders' deficit                       (770,120)      (752,227)
                                                  ------------- --------------

                                                  $     58,077  $      91,791
                                                  ============= ==============







The accompanying notes are an integral part of these financial statements

                                   Logio, Inc.
                A Wholly owned subsidiary of Pacific WebWorks, Inc.
                           (a development stage company)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                     Cumulative
                                     amounts
                                     since          Six months ended June 30,  Three months ended June 30,
                                     inception        2002           2001           2002        2001
                                     ------------- ------------- ------------- ------------ -------------
Net revenues                         $    147,273  $          -  $          -  $         -  $          -
                                     ------------- ------------- ------------- ------------ -------------

Cost of sales                             478,813             -             -            -             -
                                     ------------- ------------- ------------- ------------ -------------

Gross profit (loss)                      (331,540)            -             -            -             -
                                     ------------- ------------- ------------- ------------ -------------

Research and development                3,361,201             -        12,072            -           100

Selling and marketing expenses          1,651,787             -             -            -             -

General and administrative              3,221,589         4,254       118,456        1,294        51,305

Depreciation and amortization           1,377,485        33,714       306,415       13,285        97,309

Compensation expense for stock options  2,274,605             -       161,405            -             -

Impairment losses                         987,372             -       987,372            -       788,847
                                     ------------- ------------- ------------- ------------ -------------

   Total operating expenses            12,874,039        37,968     1,585,720       14,579       937,561
                                     ------------- ------------- ------------- ------------ -------------

   Loss from operations               (13,205,579)      (37,968)   (1,585,720)     (14,579)     (937,561)
                                     ------------- ------------- ------------- ------------ -------------

Other income (expense)

 Interest income                          249,105             -            17            -             -
 Interest expense                        (220,058)      (16,441)      (18,787)      (4,871)      (11,869)
 Finance charges                         (217,403)            -             -            -             -
 Other                                     29,123        36,516       (16,469)      36,516       (19,714)
                                     ------------- ------------- ------------- ------------ -------------
                                         (159,233)       20,075       (35,239)      31,645       (31,583)
                                     ------------- ------------- ------------- ------------ -------------

Loss before extraordinary item        (13,364,812)      (17,893)   (1,620,959)      17,066      (969,144)
                                     ------------- ------------- ------------- ------------ -------------

   Extraordinary gain                     217,180             -             -            -             -


    NET LOSS                          (13,147,632)      (17,893)   (1,620,959)      17,066      (969,144)
                                     ------------- ------------- ------------- ------------ -------------

Deduction for dividends and accretion  (6,534,221)            -             -            -             -
                                     ------------- ------------- ------------- ------------ -------------
Net loss attributable to
 common stockholders                 $(19,681,853) $    (17,893) $ (1,620,959) $    17,066  $   (969,144)
                                     ============= ============= ============= ============ =============
Net loss per common share -
  basic and diluted

  Before extraordinary item
  and deduction for dividends
  and accretion                      $      (1.23) $          -  $      (0.09) $         -  $      (0.05)

  Extraordinary gain                         0.02             -             -            -             -

  Deduction for dividends
   and accretion                            (0.60)            -             -            -             -
                                     ------------- ------------- ------------- ------------ -------------

                                     $      (1.81) $          -  $      (0.09) $         -  $      (0.05)
                                     ============= ============= ============= ============ =============
Weighted-average number of shares
 outstanding - basic and diluted       10,857,765    18,425,830    18,425,830   18,425,830    18,425,830
                                     ============= ============= ============= ============ =============





The accompanying notes are an integral part of these financial statements


<TABLE
                                    Logio, Inc.
                           (a Development Stage Company)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                               Cumulative
                                                               amounts               Six Months
                                                               since                ended June 30,
                                                               inception          2002          2001
                                                               ------------- -------------- --------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                                   $(13,147,632) $     (17,893) $  (1,620,959)
    Adjustments to reconcile net loss
     to net cash used in operating activities
       Depreciation & amortization                                1,377,485         33,714        306,415
       Issuance of common stock, warrants and options
        for compensation and other expenses                       2,945,773              -        161,405
       Impairment losses                                            987,372              -        987,372
       Bad debt expense                                              34,169              -          3,169
       Loss (gain) on disposal of assets                             26,215              -         23,999
       Finance charges for stock conversion                         217,403              -              -
       Other adjustment                                              34,936            275         34,661
       Extraordinary gain                                          (217,180)             -              -
    Changes in assets and liabilities
        Accounts receivable                                               -              -              -
        Interest receivable                                               -              -              -
        Prepaid expenses and other assets                                 -              -              -
        Accounts payable                                            177,174        (36,514)        (2,135)
        Accrued expenses                                             40,055          8,037         (8,649)
                                                               ------------- -------------- --------------

          Total adjustments                                       5,623,402          5,512      1,506,237
                                                               ------------- -------------- --------------

          Net cash used in operating activities                  (7,524,230)       (12,381)      (114,722)
                                                               ------------- -------------- --------------
Cash flows from investing activities
  Purchases of property and equipment                            (1,462,392)             -              -
  Proceeds from disposal of assets                                   11,066              -         11,066
  (Increase) decrease in short-term investments                           -              -              -
  Repayment of notes receivable from related parties                117,700              -              -
  Notes receivable issued to related parties                       (117,700)             -              -
  Increase in deposits                                                    -              -              -
                                                               ------------- -------------- --------------

          Net cash provided by (used in) investing activities    (1,451,326)             -         11,066
                                                               ------------- -------------- --------------
Cash flows from financing activities
  Overdraft in bank                                                  23,766              -         23,766
  Proceeds from issuance of common stock                          1,909,250              -              -
  Proceeds from issuance of preferred stock                       6,300,000              -              -
  Repurchase of common stock                                            (91)             -            (91)
  Cash paid for fees associated with preferred stock issuance      (392,100)             -              -
  Proceeds from issuance of note payable to parent                  148,554         12,841        112,013
  Payments on capital lease obligations                            (627,168)             -        (57,881)
  Proceeds from issuance of long term obligations
   and notes payable                                              2,421,682              -              -
  Principal payments of long-term obligations and notes payable    (808,337)          (460)             -
                                                               ------------- -------------- --------------

          Net cash provided by financing activities               8,975,556         12,381         77,807
                                                               ------------- -------------- --------------
         Net increase (decrease) in cash and cash equivalents             -              -        (25,849)

Cash and cash equivalents at beginning of period                          -              -         25,849
                                                               ------------- -------------- --------------
Cash and cash equivalents at end of period                     $          -  $           -  $           -
                                                               ============= ============== ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                       $    189,257  $           -  $       6,654
  Cash paid for income taxes                                              -              -              -

Non cash financing activities:
  Conversion of debt to stock                                  $  1,613,345  $           -  $           -
  Purchase of equipment with lease obligations                    1,065,816              -              -
  Payment of stock dividend to preferred shareholders                64,360              -              -
  Unrealized gain on securities                                       7,940              -              -






The accompanying notes are an integral part of these financial statements


                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------

Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (the Company) is a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional.

The Company has ceased the development and operations of its products and has not produced any significant revenues to date.

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

On February 8, 2001, Pacific WebWorks, Inc. completed its acquisition of Logio, Inc., in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at approximately $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations and the fair value of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

The Company conducts its business within one industry segment.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter ended June 30, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include amounts recorded for contingent liabilities, capital leases in default and interest payable. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)



NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. The development of the Company's products has ceased. In addition the Company had negative cash flows from operations of $12,381 and $114,722 during the six-month periods ended June 30, 2002 and 2001 respectively and $135,512 during the year ended December 31, 2001. The company had negative working capital of $828,197 at June 30, 2002 and $844,018 at December 31, 2001. As a result, the Company has relied significantly upon debt funding from its parent to support certain of its obligations.

In 2001, the Company became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, the Company's most significant creditor obtained possession of the equipment under its lease agreements in 2001. These events have caused impairments related to the loss of the equipment under capital leases and other long-lived assets related to the equipment to be recorded during 2001. Impairment losses recorded for these events totaled $987,372 and $788,847 for the six months and three months ended June 30, 2001, respectively.

The Company will not be able to generate positive cash flows from operations in the foreseeable future as it is unable to obtain funding from traditional sources, has ceased operations and development and has no cash balances. In addition to the lease defaults approximating $439,000, the Company is unable to pay liabilities approximating $390,000 to various professional services firms, vendors, the Company's parent and an overdraft in a bank. Based upon these facts, the Company may be required to seek bankruptcy protection.

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

                          June 30, 2002
                            (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------

The Company is involved in various disputes in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded. During June 2002, due to management's belief that a threatened dispute with a vendor is no longer a risk to the Company, an estimate of approximately $38,000 for the contingent liability was changed to a zero balance in June 2002. The amount has been recorded as other income for the six months and three months ended June 30, 2002

Line-of-Credit and Intercompany Agreement - related party
---------------------------------------------------------

The Company has entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its beneficial shareholder and parent company). The Line-of-Credit Agreement, among other things, allows for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and is payable on-demand. The balance of the line-of-credit totaled $148,554 and $135,713 as of June 30, 2002 and December 31, 2001, respectively, which is in excess of the agreed upon amount.

The Company is also charged $1,067 monthly under the Intercompany Agreement for management related fees and records income of $1,422 monthly for rental of certain its fixed assets. The equipment may be rented by Pacific WebWorks until such time as Logio, Inc. re-commences development of its Internet products.

Intercompany transactions under the Line-of Credit and Intercompany Agreement during the six months ended June 30, 2002 and 2001 are as follows:

                                        2002                2001
                                    ----------             --------
     Management fee expense         $  6,402               $  6,402
     Rental Income                    (8,532)                (8,532)
     Interest expense                  8,587                  7,834
                                    ----------             ---------
     Net intercompany transactions  $  6,457               $  1,290
                                    ==========             =========

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)


NOTE 4 - SUBSEQUENT EVENTS

Discontinued operations
-----------------------

In July 2002 and though the Company has already ceased its development and operations, the Board of Directors of Pacific WebWorks, Inc. resolved to formally discontinue the operations of its wholly owned subsidiary Logio, Inc. The Company will further attempt to receive forgiveness of the majority of its remaining debts and to settle its line-of-credit with the parent company prior to its eventual sale or disposal.

     In this report references to "Logio," "we," "us," and "our" refer to Logio, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Logio's control. These factors include but are not limited to economic conditions generally and in the industries in which Logio may participate; and failure of Logio to continue business development, recommence product development and operations and to successfully develop business relationships.


ITEM 2:  PLAN OF OPERATIONS

     We have a limited operating history, have sustained losses since inception and have ceased development of our products. At June 30, 2002, we had no cash on hand and net property and equipment of $58,077 compared to no cash on hand and net property and equipment of $91,791 at the year ended December 31, 2001. Our total current liabilities were $828,197 at June 30, 2002 compared to $844,018 at the 2001 year end. Our accumulated deficit was $19,681,853 as of June 30, 2002.

     In July 2002, the Board of Directors of Pacific WebWorks, our parent company, resolved to discontinue our operations. Our parent company intends to actively seek a potential acquisition or merger candidate for us. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, which is a reporting company without many assets and liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Logio.

     We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default, payables past due and notes payable to our parent corporation. During the next twelve months our management will attempt to receive forgiveness of the majority of our remaining debts. These debts include approximately $439,000 in capital lease defaults and approximately $390,000 in liabilities to various professional services firms, vendors, our parent company and an overdraft in a bank. If management is not successful in these negotiations, we may be required to seek bankruptcy protection.

     We believe that our current cash needs for the next twelve months are limited and can be met by loans from our parent company. We have relied on a line-of-credit agreement with our parent company for funding, but we have exceeded the agreed upon limit of $120,000. As of June 30, 2002, we owe $148,554 on this line-of-credit, with 12% interest. Our intercompany agreement with our parent corporation provides that we pay $1,067 per month in management fees, but we rent our equipment to our parent company for $1,422 a month. The intercompany transactions resulted in net expense of $6,457 during the six month period ended June 30, 2002.

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits

Exhibit No.          Description
----------           -----------

   2.1 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000 (Incorporated by reference to exhibit 2.2 to Form 10-K filed April 17, 2001)
   3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 to Form 10-Q filed November 14, 2001)
   3.2 Bylaws of the Company (Incorporated by reference to exhibit 3.6 of Form S-1, File No. 333-78537, as amended)
   10.1 Employment Agreement between Logio and Kenneth W. Bell, dated September 1, 1998 (Incorporated by reference to exhibit 10.4 of Form S-1, File No. 333-78537, as amended)
   10.2 Employment Agreement between Logio and James W. Johnston, dated September 1, 1998 (Incorporated by reference to exhibit 10.5 of Form S-1, File No. 333-78537, as amended)
   10.3 Lease Agreement between Logio and Sun Microsystems Finance, as amended (Incorporated by reference to exhibit 10.3 of Form 10-Q, filed May 15, 2001)
   10.4 License Agreement between Logio and Oracle Corporation (Incorporated by reference to exhibit 10.4 of Form 10-Q, filed May 15, 2001)
   10.5 Line of Credit and Inter-company Agreement between Logio and Pacific WebWorks, dated January 2, 2001 (Incorporated by reference to exhibit 10.5 of Form 10-Q filed August 13, 2001)


   (b)  Reports on Form 8-K

        None


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Logio, Inc.



Date: 8/14/02            By:   /S/ Kenneth W. Bell
                             -----------------------------------------------
                             Kenneth W. Bell
                             President, Secretary/Treasurer, Principal
                             Financial and Accounting Officer, and Director