Form 10QSB/A
period 2002-06-30
LOGIO INC
filed 2002-08-21
CIK 1085278

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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



      THIS REPORT HAS BEEN AMENDED TO INCLUDE CERTIFICATIONS

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


                              Logio, Inc.



Date: 8/20/02            By:   /S/ Kenneth W. Bell
                             -----------------------------------------------
                             Kenneth W. Bell
                             President, Secretary/Treasurer, Principal
                             Financial and Accounting Officer, and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Logio, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as amended, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth W. Bell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kenneth W. Bell
__________________________________________________
Kenneth W. Bell, Chief Executive Officer
August 20, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Logio, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth W. Bell, acting in the capacity of Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kenneth W Bell
__________________________________________________
Kenneth W. Bell, acting in the capacity of Chief Financial Officer
August 20, 2002