Form 10QSB
period 2002-09-30
LOGIO INC
filed 2002-11-15
CIK 1085278

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2002


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

As of October 22, 2002, the issuer had a total of 18,425,828 shares of common stock issued and outstanding, which are beneficially owned by its parent corporation, Pacific WebWorks, Inc.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Plan of Operations..............................................12

Item 3:  Controls and Procedures.........................................12


                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K .........................13

Signatures and Certifications ...........................................13



                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS



                              ASSETS
                                                  September 30,  December 31,
                                                      2002           2001
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS              -        91,791
                                                  ------------- -------------

                                                  $          -  $     91,791
                                                  ============= =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Net current liabilities in
   discontinued operations                        $    222,717  $    844,018
                                                  ------------- -------------
    Total current liabilities                          222,717       844,018


STOCKHOLDERS' DEFICIT
  Preferred stock                                            -             -
  Common stock                                          18,426        18,426
  Additional paid-in capital                        18,993,086    18,893,398
  Deficit accumulated during the development stage (19,234,138)  (19,663,960)
  Treasury stock                                           (91)         (91)
                                                  ------------- -------------

    Total stockholders' deficit                       (222,717)     (752,227)
                                                  ------------- -------------

                                                  $          -  $     91,791
                                                  ============= =============








The accompanying notes are an integral part of these financial statements



                           Logio, Inc.
       A Wholly owned subsidiary of Pacific WebWorks, Inc.
                  (A development stage company)


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)





                                  Cumulative          Nine months             Three months
                                   amounts         ended September 30,     ended September 30,
                                   since     ------------- ------------- ------------- -------------
                                  inception        2002           2001          2002          2001
                                ------------- ------------- ------------- ------------- -------------
Net revenues                    $          -  $          -  $          -  $          -  $          -
                                ------------- ------------- ------------- ------------- -------------

Operating expenses                         -             -             -             -             -
                                ------------- ------------- ------------- ------------- -------------
     Earnings (loss) from
     continuing operations                 -             -             -             -             -
                                ------------- ------------- ------------- ------------- -------------
Discontinued operations
  Loss from operations           (13,156,842)      (17,812)   (1,670,151)            -       (49,192)
  Gain on disposal                   456,925       456,925             -       456,925             -
                                ------------- ------------- ------------- ------------- -------------
     Total gain (loss) from
     discontinued operations     (12,699,917)      439,113    (1,670,151)      456,925       (49,192)
                                ------------- ------------- ------------- ------------- -------------

NET EARNINGS (LOSS)              (12,699,917)      439,113    (1,670,151)      456,925       (49,192)

    Deduction for dividends
    and accretion                 (6,534,221)            -             -             -             -
                                ------------- ------------- ------------- ------------- -------------
Net earnings (loss) attributable
 to common stockholders         $(19,234,138) $    439,113  $ (1,670,151) $    456,925  $    (49,192)
                                ============= ============= ============= ============= =============
Net loss per common share
 - basic and diluted:

  Earnings (loss) from
   continuing operations        $          -  $          -  $          -  $          -  $          -

  Earnings (loss) from
  discontinued operations              (1.14)         0.02         (0.09)         0.02             -

  Deduction for dividends
   and accretion                       (0.58)            -             -             -             -
                                ------------- ------------- ------------- ------------- -------------
                                $      (1.72) $       0.02  $      (0.09) $       0.02  $          -
                                ============= ============= ============= ============= =============
Weighted-average number of
shares outstanding -
  basic and diluted               11,181,007    18,425,830    18,425,830    18,425,830    18,425,830
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





  The accompanying notes are an integral part of these financial statements





                                 Logio, Inc.

             A wholly owned subsidiary of Pacific WebWorks, Inc.
                        (a development stage company)


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Cumulative
                                                          amounts           Nine Months
                                                           since         ended September 30,
                                                         inception        2002         2001
                                                        ------------- ------------- -------------

Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net earnings (loss)                                   $(19,234,138) $    439,113  $ (1,620,959)
  Less: loss (gain) from discontinued operations          19,234,138      (439,113)    1,620,959
                                                        ------------- ------------- -------------
     Net earnings (loss) from continuing operations                -             -             -
     Adjustments to reconcile net loss to net cash
       used in operating activities                                -             -             -
     Changes in operating assets and liabilities                   -             -             -
                                                        ------------- ------------- -------------

         Net cash used in operating activities                     -             -             -
                                                        ------------- ------------- -------------

  Net cash provided by (used in) investing activities              -             -             -
                                                        ------------- ------------- -------------

  Net cash provided by financing activities                        -             -             -
                                                        ------------- ------------- -------------
         Net cash provided by (used in)
           continuing operations                                   -             -             -
         Net cash used in discontinued operations                  -             -       (25,849)
                                                        ------------- ------------- -------------

         Net increase (decrease) in cash and
         cash equivalents                                          -             -       (25,849)

Cash and cash equivalents at beginning of period                   -             -        25,849
                                                        ------------- ------------- -------------

Cash and cash equivalents at end of period              $          -  $          -  $          -
                                                        ============= ============= =============


Supplemental disclosures of cash flow information:
  Cash paid for interest                                $          -  $          -  $      7,259
  Cash paid for income taxes                                       -             -             -



The accompanying notes are an integral part of these financial statements


                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)


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

                        September 30, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Basis of Presentation
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter ended September 30, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

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

                        September 30, 2002
                           (Unaudited)



NOTE 2 -  MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has a limited operating history and has sustained no significant revenues and cumulative losses since inception of $19,234,138 at September 30, 2001. The development of the Company's products has ceased. In addition the Company had negative working capital of $222,717 at September 30, 2002 and $844,018 at December 31, 2001. As a result, in periods of operation, the Company relied significantly upon debt funding and assumption by its parent to support certain of its obligations.

In July 2002, the board of directors of the Company's parent resolved to formally discontinue operations of Logio, Inc., and, while the intent is the ultimate sale of Logio, Inc. to a third party for the assumption of all remaining debt, the Company's business plans are uncertain. The Company continues to seek relief from its remaining liabilities.

The Company will not be able to generate cash flows in the foreseeable future as it has ceased operations and development and has no cash balances. The Company is unable to pay liabilities approximating $223,000 to various professional services firms, creditors, vendors, and an overdraft in a bank. Based upon these facts, the Company may be required to seek bankruptcy protection.

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

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)


NOTE 3 -  DISCONTINUED OPERATIONS

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue its wholly owned subsidiary Logio, Inc. and set forth a formal plan of disposal. Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (the Company) conducted business as a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional. Logio, Inc. was acquired by Pacific WebWorks in February 2001. Pacific WebWorks' Board has determined that there is no longer a viable market for this product line.

Logio, Inc. has ceased the development and operations of its products and has not produced any significant revenues to date.

The following includes the combined net current liabilities and net long-term assets for the Company's discontinued operations:



                                      September 30,  December 31,
                                           2002          2001
                                      ------------- ------------
ASSETS
Current assets                        $          -  $         -
Long-term assets                                 -       91,791
                                      ------------- ------------
  Total assets                        $          -  $    91,791
                                      ============= ============
LIABILITIES
Overdraft in bank                     $     23,766  $    23,766
Capital leases in default                   17,825      438,833
Payables past due                          177,173      213,688
Accrued liabilities                          3,953       32,018
Note payable to parent                           -      135,713
                                      ------------- ------------

  Total current liabilities           $    222,717  $   844,018
                                      ============= ============

Net current liabilities               $    222,717  $   844,018
                                      ============= ============

The gains (losses) from discontinued operations for the nine and three month periods ended September 30, 2002 include the Company's results of operations
through the measurement date of July 1, 2002.   The gain from disposal of
discontinued operations for the nine and three month periods ended September 30, 2002 includes the results of operations realized from measurement date of July 1, 2002 through September 30, 2002. The gain from disposal of discontinued operations is primarily comprised of and extraordinary gain totaling $456,925 from the forgiveness of a capital lease in default (see Note
4). The Company estimates that the ultimate sale or disposal of discontinued operations will result in a gain net of phase-out operating gains and losses. Such gains will be recorded when realized.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                            (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------

The Company is involved in various disputes in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded. During June 2002, due to management's belief that a threatened dispute with a vendor is no longer a risk to the Company, an estimate of approximately $38,000 for the contingent liability was changed to a zero balance in June 2002. The amount has been recorded as other income for the nine months ended September 30, 2002.

Settled liabilities
-------------------

In September 2002, Logio, Inc. entered into a Settlement Agreement and Release of its capital lease default with Sunrise International Leasing Corporation. Consideration for the settlement and release included Logio's verification of the return of the capital lease equipment (in May 2001) and receipt of Logio, Inc. audited financial statements. The settlement and release approximates $445,000 and Logio, formally discontinued operations and has recorded an extraordinary gain for the forgiveness of this capital lease in default of $456,925 for the quarter and nine months ended September 30, 2002, representing all amounts accrued for this matter. This gain has been presented as a component of a gain on disposal of discontinued operations in the Company's consolidated Statements of Earnings for the quarter and nine months ended September 30, 2002.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)

Line-of-Credit and Intercompany Agreement - related party
---------------------------------------------------------

The Company entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its beneficial shareholder and parent company) in 2001. The Line-of-Credit Agreement, among other things, allowed for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and was payable on-demand. The balance of the line-of-credit totaled $0 and $135,713 as of September 30, 2002 and December 31, 2001, respectively.

In September 2002, Pacific WebWorks, Inc. board of directors resolved to demand the remaining line-of-credit and interest due totaling $150,753 in exchange for property and equipment with a book value of $51,065. The resulting difference of $99,688 was recorded as additional-paid-in capital by the parent. The Line-of-Credit and Intercompany Agreement between the companies was dissolved in third quarter 2002.

Previous to September 2002, the Company was charged $1,067 monthly under the Intercompany Agreement for management related fees and recorded income of $1,422 monthly for rental of certain its fixed assets to the parent. The equipment was be rented by Pacific WebWorks until such time as Logio, Inc. would re-commence development of its Internet products.

The Company will no longer record intercompany fees and income subsequent to the third quarter 2002 dissolution of the Intercompany Agreement.

Intercompany transactions under the Line-of Credit and Intercompany Agreement during the nine months ended September 30, 2002 and 2001 are as follows:

                                          2002            2001
                                      ----------       ----------
Management fee expense                $   6,402        $   6,402
Rental Income                           ( 8,532)         ( 8,532)
Interest expense                          8,587            7,834
                                      ----------       ----------
Net intercompany transactions         $   6,457        $   1,290
                                      ==========       ==========

     In this report references to "Logio," "we," "us," and "our" refer to Logio, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Logio's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, and competition within the merger and acquisitions market.


ITEM 2:  PLAN OF OPERATIONS

     We have a limited operating history, have sustained operating losses since inception and have ceased development of our products. As a result, we will be unable to generate cash flows in the foreseeable future. Our total net current liabilities in discontinued operations were $222,717 at September 30, 2002 compared to $844,018 at the 2001 year end. Our accumulated deficit was $19,234,138 as of September 30, 2002.

     In July 2002, the Board of Directors of Pacific WebWorks, our parent company, resolved to discontinue our operations. Our parent company intends to actively seek a potential acquisition or merger candidate for Logio. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, which is a reporting company without many assets and liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Logio.

     We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default, a bank overdraft, and payables past due. Management has been successful in negotiating settlements of a significant portion of these leases. On September 8, 2002 Sunrise International Leasing Corporation agreed to a settlement agreement in which Sunrise International accepted the previous return of the equipment as satisfaction in full of the total debt of approximately $444,589. At September 30, 2002 our remaining liabilities include an Oracle Corporation liability of approximately $125,000, approximately $52,174 in other past due payables, a capital lease with Key Bank totaling $17,825, with accrued interest of $3,953, and a bank overdraft of $23,766. During the next twelve months our management will attempt to receive forgiveness of our remaining debts. If management is unsuccessful, we may be forced to seek bankruptcy protection.

     We believe that our current cash needs for the next twelve months are limited. We have relied on a line-of-credit agreement with our parent company for funding, but we exceeded the agreed upon limit of $120,000. As of September 30, 2002, we owed $148,554 on this line-of-credit, with 12% interest. In order to close out this obligation, our parent company accepted title to our equipment, valued at approximately $58,077 and wrote off the remaining debt as a capital contribution.


ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our board of directors formalized our disclosure controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On November 13, 2002, our principal executive and financial officer, Kenneth W. Bell, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Bell did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved management or other employees who had a significant role in our internal controls. They did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits

Exhibit No.          Description
-----------          -----------

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


                                        Logio, Inc.

           11/13/02                 /s/ Kenneth W. Bell
Date: __________________        By:_______________________________________
                                    Kenneth W. Bell
                                    President, Secretary/Treasurer,
                                    Principal Financial Officer, and Director

            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Kenneth W. Bell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Logio, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          11/13/02             /s/ Kenneth W. Bell
Date: _________________        ____________________________________________
                               Kenneth W. Bell, Principal Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Kenneth W. Bell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Logio, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          11/13/02              Kenneth W. Bell
Date: __________________      ____________________________________________
                              Kenneth W. Bell, Principal Financial Officer