Form 10KSB
period 2002-12-31
LOGIO INC
filed 2003-04-15
CIK 1085278

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-27453

                           LOGIO, INC.
      (Exact name of registrant as specified in its charter)

 Nevada                                   84-1370590
-----------------------                  ----------------------------------
(State or incorporation)                 (I.R.S. Employer Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah              84101
----------------------------------------------------------------------
(Address of principal executive offices)                         (Zip)

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

As of March 12, 2003 the registrant had 18,425,830 shares of common stock outstanding. The registrant is a wholly-owned subsidiary whose voting stock is beneficially owned by its parent, Pacific WebWorks, Inc.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I

Item 1.  Description of business.............................................3
Item 2.  Description of property.............................................5
Item 3.  Legal proceedings...................................................5
Item 4.  Submission of matters to a vote of security holders.................5

                             PART II

Item 5.  Market for common equity and related stockholder matters............5
Item 6.  Plan of operation...................................................6
Item 7.  Financial statements................................................6
Item 8.  Changes in and disagreements with accountants on
         accounting and financial disclosure................................25

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)....25
Item 10. Executive compensation.............................................26
Item 11. Security ownership of certain beneficial owners and management.....26
Item 12. Certain relationships and related transactions.....................26
Item 13. Exhibits and reports on Form 8-K...................................27
Item 14. Controls and Procedures............................................27
Signatures and Certifications...............................................28








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

                              PART I

                         ITEM 1: BUSINESS

Historical Development

     The company was incorporated in the state of California on May 2, 1997, as Dunamis, Inc. On June 25, 1998 the Company completed a change of domicile merger with Altmount Holdings, Inc., a Nevada corporation which was created for the sole purpose of changing our domicile from California to Nevada. On July 14, 1998 Altmount Holdings completed a merger with WordCruncher Publishing Technologies, Inc., formerly Redstone Publishing, Inc., a Utah corporation. As part of the reorganization, we changed our name to WordCruncher Internet Technologies, Inc. Then in April 2000 we changed our name to Logio, Inc.

     On October 31, 2000, Logio entered into a plan of reorganization with Pacific WebWorks, Inc. to become its wholly owned subsidiary. The plan was approved by the stockholders of Logio on January 31, 2001, and Articles of Exchange were filed with the state of Nevada on February 8, 2001. The plan provided for the transfer of 18,425,830 shares of our outstanding common stock
in exchange for 2,800,000 shares of Pacific WebWorks common stock.   Pacific
WebWorks filed a registration statement with the Securities Exchange Commission to register the 2,800,000 shares issued pursuant to the plan. The registration statement was declared effective on December 20, 2000.

Our Plan

     We are a development stage company and have formally discontinued our operations as of July 2002. As a result, we will be unable to generate cash flows in the foreseeable future. We are unable to pay liabilities of approximately $225,000 to various professional services firms, creditors and vendors and an overdraft in a bank. We may be required to seek bankruptcy if our management is unable to find a purchaser willing to assume our debt. We continue to seek relief from our outstanding liabilities.

     Our business plan is to seek, investigate, and if warranted, be acquired by a business venture. Based on current economic and regulatory conditions, our management believes that it is possible for a reporting company like ours to be acquired by a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Logio.

     Our acquisition by a business venture may be made by merger, exchange of stock, or otherwise. We have no cash or liquid assets to use for purchasing a business venture. At the present time we have not identified any merger or acquisition candidate that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

     Our search for a potential acquirer will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business combination, subject to the availability of potential acquirers, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for their current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     The selection of a potential acquirer is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and be acquired by any business. Should a sale of the company prove unsuccessful, it is possible management may decide not to pursue a sale and management may abandon its activities and we may become dormant or be dissolved.

     A sale of the company is subject to several significant risks which arise primarily as a result of the fact that we have no business operations and we have $225,000 in outstanding liabilities. Also, it is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

     Investigation and Selection of Acquirer

     We anticipate that potential acquirers will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the potential acquirers; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") A decision to participate in a specific sale may be made upon our management's analysis of the quality of the potential acquirer's management and personnel, the anticipated acceptability of the potential acquirer's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     Form of Acquisition

     We cannot predict the manner in which we may participate in an acquisition. Potential acquirers will be reviewed as well as our needs and desires and those of the acquirer. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. We may sell the company in an arm's length transaction to a potential acquirer or we may merge with an operating company through a reverse acquisition and retain partial ownership of the surviving company. Methods may include, but are not limited to, leases, purchase and sale agreements and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and parent company most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our parent company.

     We likely will be acquired through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares held by our parent corporation.

     Competition

     We expect to encounter substantial competition in our effort to locate attractive potential acquirers. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive potential acquirers. We also will experience competition from other public companies, many of which may have more funds available for such transactions.

     Employees

     We currently have no employees. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating potential acquirers.

                       ITEM 2: PROPERTIES

     We do not currently own or lease any real property. We use office space at the corporate headquarters of our parent corporation.

                    ITEM 3: LEGAL PROCEEDINGS

     In June 2001 Sunrise International Leasing Corporation, a Minnesota corporation and assignee of Sun Microsystems Finance, filed a complaint in the Fourth District Court, County of Hennepin, of the State of Minnesota, related to the default under the equipment lease agreement between Logio and Sun Microsystems. Sunrise International sought damages of approximately $444,589 and costs and reasonable attorney fees. On September 24, 2001, this matter was dismissed without prejudice in the State of Minnesota. On September 8, 2002 Sunrise International Leasing Corporation agreed to a settlement agreement in which Sunrise International accepted the previous return of the equipment as satisfaction in full of the total debt.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.


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

Securities Under Equity Compensation Plans

     We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by Logio without registration during the past three years

     On October 25, 2000 our Board authorized the issuance of 1,500,000 common shares to Technology Equity Fund Corp. to convert a debt of $240,000 with interest. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

                    ITEM 6: PLAN OF OPERATION

     We have a limited operating history, have sustained operating losses since inception and have ceased development of our products. In July 2002, the board of directors of our parent company resolved to discontinue our operations. Our parent company intends to actively seek a potential acquirer for Logio. As a result, we will be unable to generate cash flows in the foreseeable future. At December 31, 2002, we had no cash on hand and no total current assets compared to no cash on hand and total assets of $91,791 at the year ended December 31, 2001. Our total current liabilities were $224,778 at the year ended December 31, 2002, compared to total current liabilities of $844,018 at the 2001 year end. Our accumulated deficit was $19,236,199 at the 2002 year end.

     We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default, a bank overdraft, and payables past due. Management has been successful in negotiating settlements of a significant portion of these leases. On September 8, 2002, Sunrise International Leasing Corporation agreed to a settlement agreement in which Sunrise International accepted the previous return of the equipment as satisfaction in full of the total debt of approximately $444,589. At December 31, 2002, our remaining liabilities include an Oracle Corporation liability of approximately $125,000, approximately $52,174 in other past due payables, a capital lease with Key Bank totaling $17,825, with accrued interest of $3,953, and a bank overdraft of $23,766. During the next twelve months our management will attempt to receive forgiveness of our remaining debts. If management is unsuccessful, we may be forced to seek bankruptcy protection.

     We believe that our current cash needs for the next twelve months are limited. We have relied on a line-of-credit agreement with our parent company for funding, but we exceeded the agreed upon limit of $120,000. As of September 30, 2002, we owed $148,554 on this line-of-credit, with 12% interest. In order to close out this obligation, our parent company accepted title to our equipment, valued at approximately $58,077 and wrote off the remaining debt as a capital contribution in the fourth quarter of the 2002 year.

     Our management intends to sell Logio and, depending upon the structure of the transaction, may issue common shares. We intend to issue this stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.


                   ITEM 7: FINANCIAL STATEMENTS

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






                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Logio, Inc.

We have audited the accompanying balance sheets of Logio, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logio, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has discontinued operations, has negative working capital and is dependent upon financing to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 21, 2003

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                           December 31,
                                                      2002           2001
                                                   ------------- ------------
CURRENT ASSETS                                     $          -  $         -

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS               -       91,791
                                                   ------------- ------------

                                                   $          -  $    91,791
                                                   ============= ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Net current liabilities in discontinued operations    224,778      844,018
                                                   ------------- ------------

    Total current liabilities                           224,778      844,018

STOCKHOLDERS' DEFICIT

  Preferred stock                                             -            -
  Common stock                                           18,426       18,426
  Additional paid-in capital                         18,993,086   18,893,398
  Deficit accumulated during the development stage  (19,236,199) (19,663,960)
  Treasury stock                                            (91)         (91)
                                                   ------------- ------------

    Total stockholders' deficit                        (224,778)    (752,227)
                                                   ------------- ------------

                                                   $          -  $    91,791
                                                   ============= ============


The accompanying notes are an integral part of these financial statements

                           Logio, Inc.
        A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Cumulative
                                     amounts              Year ended
                                     since                December 31,
                                     inception          2002          2001
                                     ------------- ------------- -------------

Net revenues                         $          -  $          -  $          -
                                     ------------- ------------- -------------

Operating expenses                              -             -             -
                                     ------------- ------------- -------------
  Earnings (loss) from
  continuing operations                         -             -             -
                                     ------------- ------------- -------------
Discontinued operations
  Loss from operations (net of
    income taxes)                     (13,156,843)      (27,104)   (1,670,151)
  Gain on disposal (net of
    income taxes)                         454,865       454,865             -
                                     ------------- ------------- -------------
     Total gain (loss) from
      discontinued operations         (12,701,978)      427,761    (1,670,151)
                                     ------------- ------------- -------------

  NET EARNINGS (LOSS)                 (12,701,978)      427,761    (1,670,151)
                                     ------------- ------------- -------------
     Deduction for dividends
      and accretion                    (6,534,221)            -             -
                                     ------------- ------------- -------------
  Net earnings (loss) attributable
    to common stockholders           $(19,236,199) $    427,761  $ (1,670,151)
                                     ============= ============= =============
Net earnings (loss) per common
 share - basic and diluted:

     Earnings (loss) from
     continuing operations           $          -  $          -  $          -

     Earnings (loss) from
     discontinued operations                (1.11)         0.02         (0.09)

     Deduction for dividends
     and accretion                          (0.57)            -             -
                                     ------------- ------------- -------------

                                     $      (1.68) $       0.02  $      (0.09)
                                     ============= ============= =============




The accompanying notes are an integral part of these financial statements



                             Logio, Inc.
         A wholly owned subsidiary of Pacific WebWorks, Inc.
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Cumulative
                                                 amounts              Year ended
                                                 since                December 31,
                                                 inception          2002          2001
                                                 ------------- ------------- -------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
   Net earnings (loss)                           $(19,236,199) $    427,761  $ (1,620,959)
   Less: loss (gain) from discontinued operations  19,236,199      (427,761)    1,620,959
                                                 ------------- ------------- -------------
   Net earnings (loss) from continuing operations           -             -             -
   Adjustments to reconcile net loss
    to net cash used in operating activities                -             -             -
   Changes in operating assets and liabilities              -             -             -
                                                 ------------- ------------- -------------

     Net cash used in operating activities                  -             -             -
                                                 ------------- ------------- -------------
Net cash provided by (used in)
 investing activities                                       -             -             -
                                                 ------------- ------------- -------------

Net cash provided by financing activities                   -             -             -
                                                 ------------- ------------- -------------
     Net cash provided by (used in)
     continuing operations                                  -             -             -

     Net cash used in discontinued operations               -             -       (25,849)
                                                 ------------- ------------- -------------
     Net increase (decrease) in cash and
     cash equivalents                                       -             -       (25,849)


  Cash and cash equivalents at
  beginning of period                                       -             -        25,849
                                                 ------------- ------------- -------------

  Cash and cash equivalents at end of period     $          -  $          -  $          -
                                                 ============= ============= =============


Supplemental disclosures of cash flow information:
  Cash paid for interest                                       $          -  $      7,259
  Cash paid for income taxes                                              -             -






The accompanying notes are an integral part of these financial statements




                                    Logio, Inc.
                           (a development stage company)

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           Years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996

                                                                                      Accumu-
                                                                                      lated       Deficit
                                                                                      other       accumulated
                                Preferred Stock   Common Stock    Additional          compre-     during the
                        Price   --------------- ----------------- paid-in    Treasury hensive     development
                  Date  share   Shares  Amount  Shares    Amount  capital    stock    income      stage
                 ------ ------- ------- ------- --------- ------- ---------- -------- ----------- -----------
Balances at
November 5, 1996     -  $     -      -  $    -         -  $    -  $       -  $     -  $        -  $        -

Net loss             -        -      -       -         -       -          -        -           -           -
                                ------- ------- --------- ------- ---------- -------- ----------- -----------
Balances at
December 31, 1996    -        -      -       -         -       -          -        -           -           -

Issuance of
stock for cash
to organizers    Jan-97   0.001      -       -    622,500    623         52        -           -           -

Issuance of
stock for cash   Feb-97   0.001      -       -     67,500     67          8        -           -           -

Issuance of
stock for
licence
agreement        Feb-97       -      -       -    110,742    111       (111)       -           -           -

Issuance of
stock to
employees
for services     Sep-97   0.333      -       -    252,450    252     83,898        -           -           -

Issuance of
stock for
services         Aug-97   1.092      -       -     37,875     38     41,337        -           -           -

Net loss for
the year              -       -      -       -         -       -          -        -           -    (335,218)
                                ------- ------- --------- ------- ---------- -------- ----------- -----------
Balances at
December 31, 1997     -       -      -       -  1,091,067  1,091    125,184        -           -    (335,218)



                                    (Continued)




                                    Logio, Inc.
                           (a development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

           Years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996

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




                                    (Continued)



                                    Logio, Inc.
                           (a development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

           Years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996

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


                                    (Continued)



                                    Logio, Inc.
                           (a development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

           Years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996


                                                                                        Accumu-
                                                                                        lated    Deficit
                                                                                        other    accumulated
                                Preferred Stock   Common Stock     Additional           compre-  during the
                        Price   --------------- -----------------  paid-in     Treasury hensive  development
                  Date  share   Shares  Amount  Shares     Amount  capital     stock    income   stage
                 ------ ------- ------- ------- ---------- ------- ----------- -------- -------- -------------
Issuance of
common stock
for exercise
of options       Jan 00    0.10      -       -       2,000       2         198       -        -             -

Issuance of
common stock
for exercise
of warrants      Jan 00    5.00      -       -     100,000     100     499,900       -        -             -

Conversion of
preferred stock
to common stock  Feb 00       - (2,500)    (25)    248,016     248        (223)      -        -             -

Issuance of
common stock
for exercise
of options       Mar 00    0.10      -       -      12,000      12       1,188       -        -             -

Issuance of
common stock
for exercise
of warrants      Mar 00    7.00      -       -      58,000      58     405,942       -        -             -

Conversion of
preferred stock
to common stock  Mar 00       - (3,800)    (38)    376,984     377        (339)      -        -             -

Issuance of
common stock for
reset shares     Mar 00       -      -       -     727,756     728        (728)      -        -             -

Dividends on      Jan -
preferred stock  Mar 00       -      -       -           -       -      64,360       -        -       (64,360)

Issuance of
common stock
for preferred
dividends paid   Mar 00       -      -       -      61,650      62         (62)      -        -             -

Issuance of
common stock
for exercise     April &
of options       Oct 00    0.10      -       -       7,000       7         693       -        -             -

Unrealized gain
on marketable     Jan -
securities       Sep 00       -      -       -           -       -           -       -    6,071             -

Net realized
gain on
marketable        Jan -
securities       Jun 00       -      -       -           -       -           -       -  (14,011)            -

Issuance of
stock for
conversion
of notes          Sep -    0.16 -
payable          Oct 00    0.251     -       -   4,315,000   4,315   1,058,364       -        -             -

Issuance of
stock for
conversion
of notes
payable to        Sep &    0.81 -
shareholders     Oct 00    0.82       -       -     626,422     626     511,040       -        -             -

Issuance of
warrants for
consulting        May -
services         Dec 00      -       -       -           -       -     169,043       -        -             -

Issuance of
stock options
to employees for  Jan-
compensation     Dec 00      -       -       -           -       -     660,590       -        -             -

Net loss for
the year ended
December 31, 2000            -       -       -           -       -           -       -        -    (5,666,993)
                                ------- ------- ---------- ------- ----------- -------- -------- -------------
Balances at
December 31, 2000            -       -       -  18,425,830  18,426  18,731,993       -        -   (17,949,220)
                                ------- ------- ---------- ------- ----------- -------- -------- -------------


                                    (Continued)





                                    Logio, Inc.
                           (a development stage company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

           Years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, and period from November 5, 1996 (inception) to December 31, 1996



                                                                                        Accumu-
                                                                                        lated    Deficit
                                                                                        other    accumulated
                                Preferred Stock   Common Stock     Additional           compre-  during the
                        Price   --------------- -----------------  paid-in     Treasury hensive  development
                  Date  share   Shares  Amount  Shares     Amount  capital     stock    income   stage
                 ------ ------- ------- ------- ---------- ------- ----------- -------- -------- -------------

Repurchase of
stock            Feb-01      -       -       -           -       -           -     (91)       -             -

Issuance of
stock options
to employees for  Jan -
compensation     Dec 01      -       -       -           -       -     161,405       -        -             -

Net loss for
the year ended
December 31, 2001            -       -       -           -       -           -       -        -    (1,714,740)
                                ------- ------- ---------- ------- ----------- -------- -------- -------------
Balances at
December 31, 2001            -       -       -  18,425,830  18,426  18,893,398     (91)       -   (19,663,960)

Parent forgiveness
of intercompany
line-of-credit               -       -       -          -        -      99,688       -        -             -

Net loss for
the year ended
December 31, 2002            -       -       -          -        -           -       -        -       427,761
                                ------- ------- ---------- ------- ----------- -------- -------- -------------
Balances at
 December 31, 2002      $    -       -  $    -  18,425,830 $18,426 $18,993,086 $   (91) $     -  $(19,236,199)
                                ======= ======= ========== ======= =========== ======== ======== =============






     The accompanying notes are an integral part of these financial statement.



                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002



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

The Company has ceased the development of its products and its operations and has not produced any significant revenues to date.

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

                        December 31, 2002

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

3. Depreciation and amortization
   -----------------------------

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Accelerated methods of depreciation of property and equipment are used for income tax purposes.

4. Fair value of financial instruments
   -----------------------------------

The fair value of the Company's net assets of discontinued operations approximate carrying value based on their effective interest rates compared to current market prices.

5. Impairment of Long-Lived and Intangible Assets
   ----------------------------------------------

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

During the year ended December 31, 2001, as a result of certain events (Notes D and G) and management's assessment of impaired assets due to the Company's inability to generate cash flows, the Company recorded $987,372 in losses relating to the impairment of certain long-lived assets.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.  Income Taxes

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

No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $9,600,000 that will be offset against future taxable income, if any. These carry forwards begin to expire in 2013. No tax asset has been reported in the financial statements because the Company has not yet proven it can generate taxable income.

Deferred tax assets and the valuation account are as follows at December 31, 2002 and 2001:

                                                    2002          2001
                                                ------------ ------------
Deferred tax asset:
 NOL carry forward                              $ 3,269,179  $ 3,555,000
 Valuation allowance                             (3,269,179)  (3,555,000)
                                                ------------ ------------
   Total                                        $         -  $         -
                                                ============ ============


7.  Net Earnings (Loss) Per Share
    ------------------------------

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. There were no potentially dillutive shares outstanding for Logio at December 31, 2002 or 2001.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


8. Development Stage Company
   -------------------------

The Company has not generated significant revenue since inception and is considered a development stage company as defined in Financial Accounting Standards Board Statement No. seven.

9. Recently Adopted Accounting Pronouncements
   ------------------------------------------

Impairment of Long-Lived and Intangible Assets
----------------------------------------------
The Company has adopted Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The resulting adoption of this standard did not have a material impact on the Company's financial statements.

Previously, the Company followed Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the year ended December 31, 2001, and as a result of certain events and management's assessment of impaired assets, the Company recorded $911,532 in expenses related to the impairment of equipment under capital leases that was returned to a vendor.

Business Combinations and Goodwill
----------------------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill ceased as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The resulting adoption of this standard did not have a material impact on the Company's financial statements.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE B - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has a limited operating history and has sustained no significant revenues and cumulative losses since inception of $19,236,199 at December 31, 2002. The development of the Company's products has ceased. In addition the Company had negative working capital of $224,778 at December 31, 2002 and $844,018 at December 31, 2001. As a result, in periods of operation, the Company relied significantly upon debt funding and contributions by its parent to support certain of its obligations.

In July 2002, the board of directors of the Company's parent resolved to formally discontinue operations of Logio, Inc., and, while the intent is the ultimate sale of Logio, Inc. to a third party for the assumption of all remaining debt, the Company's business plans are uncertain. The Company continues to seek relief from its remaining liabilities.

The Company will not be able to generate cash flows in the foreseeable future as it has ceased operations and development and has no cash balances. The Company is unable to pay liabilities approximating $225,000 to various professional services firms, creditors, vendors, and an overdraft in a bank. Based upon these facts, the Company may be required to seek bankruptcy protection.

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

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                           December 31,      Estimated
                                        2002          2001   useful lives
                                  ------------- ------------ ------------
      Computer Equipment          $          -  $   125,691     3-5
      Furniture and fixtures                 -       34,870     3-7
      Software                               -       12,083     2-3
                                  ------------- ------------
                                             -      172,644

      Less Accumulated Depreciation          -      (80,853)
                                  ------------- ------------

                                  $          -  $    91,791
                                  ============= ============

In September 2002, Pacific WebWorks, Inc. board of directors resolved to demand Logio's remaining line-of-credit and interest due totaling $150,753 in exchange for property and equipment with a book value of approximately $51,065. The resulting difference of $99,688 was recorded as additional-paid-in capital from the parent.


NOTE D - IMPAIRMENT LOSSES

As discussed in Note B, in March 2001, the Company was unable to make payment on some of its capital lease obligations. The Company transferred the equipment back to the vendor in May 2001. The default on these and other capital lease obligations, approximating $440,000 at December 31, 2001, results in impairment losses of $122,685, representing cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases and $788,847 in equipment under capital leases and related software and components. The leases would have expired through December 2002.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

NOTE E - STOCKHOLDERS' EQUITY

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


NOTE F - DISCONTINUED OPERATIONS

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

The following includes the combined net current liabilities and net long-term assets for the Company's discontinued operations:

                                                      December 31,
                                                    2002       2001
                                               ------------- -------------

ASSETS
Current assets                                 $          -  $          -
Long-term assets                                          -        91,791
                                               ------------- -------------

  Total assets                                 $          -  $     91,791
                                               ============= =============
LIABILITIES
Overdraft in bank                              $     23,766  $     23,766
Capital leases in default                            17,825       438,833
Payables past due                                   177,173       213,688
Accrued liabilities                                   6,014        32,018
Note payable to parent                                    -       135,713
                                               ------------- -------------
  Net current liabilities                      $    224,778  $    844,018
                                               ============= =============

  Net liabilities                              $    224,778  $    752,227
                                               ============= =============

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002



NOTE F - DISCONTINUED OPERATIONS - CONTINUED

The gains (losses) from discontinued operations for year ended December 31, 2002 include the Company's results of operations through the measurement date
of July 1, 2002.   The gain from disposal of discontinued operations for the
year ended December 31, 2002 includes the results of operations realized from measurement date of July 1, 2002 through December 31, 2002. The gain from disposal of discontinued operations is primarily comprised of and extraordinary gain totaling $456,925 from the forgiveness of a capital lease in default (see Note G). The Company estimates that the ultimate sale or disposal of discontinued operations will result in a gain net of phase-out operating gains and losses. Such gains will be recorded when realized.

In January 2001, the Company was notified by a software vendor that, due to its default on financing arrangements, the software license was terminated. The remaining amount due to the software vendor approximates $100,000 is included in payables past due.


NOTE G - COMMITMENTS AND CONTINGENCIES

Threatened litigation
----------------------

The Company is involved in various disputes in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded. During June 2002, due to management's belief that a threatened dispute with a vendor is no longer a probable risk to the Company, an estimate of approximately $38,000 for the contingent liability was changed to a zero balance in June 2002.

Settled liabilities
-------------------

In September 2002, Logio, Inc. entered into a Settlement Agreement and Release of its capital lease default with Sunrise International Leasing Corporation. Consideration for the settlement and release included Logio's verification of the return of the capital lease equipment (in May 2001) and receipt of Logio, Inc. audited financial statements. The settlement and release approximates $445,000 and Logio, has recorded an extraordinary gain for the forgiveness of this capital lease in default of $456,925 for the year ended December 31, 2002, representing all amounts recorded and accrued for this matter. This gain has been presented as a component of a gain on disposal of discontinued operations in the Company's consolidated Statements of Earnings for the year ended December 31, 2002.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002



NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

Line-of-Credit and Intercompany Agreement - related party
---------------------------------------------------------

The Company entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its beneficial shareholder and parent company) in 2001. The Line-of-Credit Agreement, among other things, allowed for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and was payable on-demand. The balance of the line-of-credit totaled $0 and $135,713 as of December 31, 2002 and December 31, 2001, respectively.

In September 2002, Pacific WebWorks, Inc. board of directors resolved to demand the remaining line-of-credit and interest due totaling $150,753 in exchange for property and equipment with a book value of $51,065. The resulting difference of $99,688 was recorded as additional-paid-in capital. The Line-of-Credit and Intercompany Agreement between the companies was dissolved in third quarter 2002.

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

Intercompany transactions under the Line-of Credit and Intercompany Agreement during the years ended December 31, 2002 and 2001 are included in the loss for discontinued operations and are as follows:

                                                    2002         2001
                                               ------------- -------------

       Management fee expense                  $      6,402  $     12,804
       Rental Income                                 (8,532)      (17,064)
       Interest expense                               8,587        12,902
       Other                                              -        (1,422)
                                               ------------- -------------
       Net intercompany transactions           $      6,457  $      7,220
                                               ============= =============

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on our Form 8-K, dated March 9, 2001, our board of directors authorized the engagement of Chisholm & Associates, Certified Public Accountants, as our independent certified public accountants for the fiscal year ended December 31, 2000, and concurrently, dismissed Grant Thornton LLP, which had served as our independent accountants since February 2000.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

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

Name                     Age    Position
--------------------- --------- --------------------------------------------
Kenneth W. Bell          53     President, Secretary/Treasurer and Director
Thomas R. Eldredge       34     Director
James W. Johnston        50     Director

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

     Thomas R. Eldredge: In April of 2000, Mr. Eldredge joined Logio as our Vice President of Finance and Corporate Secretary. On June 2, 2000, our Board of Directors appointed Mr. Eldredge as Senior Vice President and Chief Financial Officer. In January 2001 our Board of Directors appointed him as an interim director, releasing him from his responsibilities as Senior Vice President and Chief Financial Officer. Mr. Eldredge is a CPA and has over eleven years of experience in accounting, audit and information systems. He spent over six years with Grant Thornton LLP, one of the nation's ten largest public accounting firms, as a manager in that company's assurance department. Mr. Eldredge is an assistant professor at the University of Utah in the accounting and information systems department at the graduate and undergraduate levels and has instructed students for over five years at the University, Grant Thornton's National training center and Utah Valley State College. He received both his Bachelor of Science and Master of Professional Accountancy from the University of Utah.

     James W. Johnston: Mr. Johnston was a co-founder of WordCruncher Publishing and has served as our Director since November 1996. He has also served as Chairman of the Board and Executive Vice President. From December 1990 to November 1996, he was president of Johnston & Company, which published virtual works using Logio technology, including the Constitution Papers (CD
ROM). Mr. Johnston has extensive expertise in developing and marketing products involving content presentation, analysis software and virtual publishing.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Logio with copies of all Section 16(a) reports they file. Since our parent corporation holds all of our outstanding stock, we believe that no reports were required under Section 16(a).


                 ITEM 10: EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to or earned by our executive officer and directors during each of the past three fiscal years


                    SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------
                                                              Long Term
                                   Annual Compensation        Compensation
                                   Compensation               Awards
                          ----------------------------------- ---------------
                                                              Securities
Name and                                      Other Annual    Underlying
Principal Position   Year Salary($)  Bonus($) Compensation($) Options/SARs(#)
-------------------- ---- ---------- -------- --------------- --------------
Kenneth W. Bell      2002 $       -       -              -             -
President, Secretary 2001    11,500       -              -             -
Treasurer, Director  2000    94,833       -              -       250,000 (1)

Thomas R. Eldredge   2002         -       -              -             -
Director             2001    10,792       -              -             -
                     2000    60,542       -              -       180,000 (1)

James W. Johnston    2002         -       -              -             -
Director             2001     7,500       -              -             -
                     2000    90,833       -              -       250,000 (1)


     (1) These options were converted to Pacific WebWorks options at an exchange rate of 6.6 after Logio was acquired by Pacific WebWorks. The options to purchase 250,000 shares granted to Mr. Bell were converted to options to purchase 37,879 Pacific WebWorks shares; Mr. Eldredge's options to purchase 180,000 shares were converted to options to purchase 27,273 Pacific WebWorks shares; and Mr. Johnston's options to purchase 250,000 shares were converted to options to purchase 37,879 Pacific WebWorks shares.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Our parent corporation beneficially owns 100% of our issued and outstanding shares.


     ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in, nor did we propose to engage in, any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K
   Exhibits
     2.1 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000 (Incorporated by reference to exhibit 2.2 to Form 10-K filed April 17, 2001)
     3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 to Form 10-Q filed November 14, 2001)
     3.2 Bylaws of the Company (Incorporated by reference to exhibit 3.6 of Form S-1, File No. 333-78537, as amended)
     10.1 Employment Agreement between Logio and Kenneth W. Bell, dated September 1, 1998 (Incorporated by reference to exhibit 10.4 of Form S-1, File No. 333-78537, as amended)
     10.2 Employment Agreement between Logio and James W. Johnston, dated September 1, 1998 (Incorporated by reference to exhibit 10.5 of Form S-1, File No. 333-78537, as amended)
     10.3 Lease Agreement between Logio and Sun Microsystems Finance, as amended (Incorporated by reference to exhibit 10.3 of Form 10-Q, filed May 15, 2001)
     10.4 License Agreement between Logio and Oracle Corporation (Incorporated by reference to exhibit 10.4 of Form 10-Q, filed May 15, 2001)
     10.5 Line of Credit and Inter-company Agreement between Logio and Pacific WebWorks, dated January 2, 2001 (Incorporated by reference to exhibit 10.5 of Form 10-Q filed August 13, 2001)
     99.1    Section 1350 Certification

Reports on Form 8-K

     None.


                 ITEM 14: CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On February 11, 2003, our principal executive and financial officer, Kenneth W. Bell, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Bell did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 14, 2003         LOGIO, INC.


                                    /s/ Kenneth W. Bell
                              By: ______________________________________
                                   Kenneth W. Bell
                                   President, Secretary/Treasurer,
                                   Principal Financial Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                    /s/ Thomas R. Eldredge
Date: April 14, 2003          By: ______________________________________
                                   Thomas R. Eldredge
                                   Director


                                    /s/ James W. Johnston
Date: April 14, 2003          By: ______________________________________
                                   James W. Johnston
                                   Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Kenneth W. Bell, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Logio, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /S/ Kenneth W. Bell
Date: April 14, 2003              ____________________________________
                                  Kenneth W.  Bell
                                  Principal Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Kenneth W. Bell, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Logio, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                               /s/ Kenneth W. Bell
Date: April 14, 2003          ____________________________________
                              Kenneth W. Bell
                              Principal Financial Officer