Form 10QSB
period 2003-03-31
LOGIO INC
filed 2003-05-15
CIK 1085278

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2003


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

As of May 8, 2003, the issuer had a total of 18,425,828 shares of common stock issued and outstanding, which are beneficially owned by its parent corporation, Pacific WebWorks, Inc.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations................................................11

Item 3:  Controls and Procedures...........................................11


                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K ...........................12

Signatures and Certifications .............................................12








                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


      The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                                     March 31,   December 31,
                                                       2003          2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ============= =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Net current liabilities in
   discontinued operations                             225,248       224,778
                                                  ------------- -------------

    Total current liabilities                          225,248       224,778


STOCKHOLDERS' DEFICIT

  Preferred stock                                            -             -
  Common stock                                          18,426        18,426
  Additional paid-in capital                        18,993,086    18,993,086
  Deficit accumulated during the
   development stage                               (19,236,669)  (19,236,199)
  Treasury stock                                           (91)          (91)
                                                  ------------- -------------

    Total stockholders' deficit                       (225,248)     (224,778)
                                                  ------------- -------------

                                                  $          -  $          -
                                                  ============= =============






The accompanying are an integral part of these financial statements

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                       Cumulative
                                        amounts           Three months
                                         since            ended March 31,
                                        inception       2003          2002
                                      ------------- ------------- ------------
Net revenues                          $          -  $          -  $         -
                                      ------------- ------------- ------------
Operating expenses                               -             -            -
                                      ------------- ------------- ------------
    Earnings (loss) from
    continuing operations                        -             -            -
                                      ------------- ------------- ------------
Discontinued operations
  Loss from operations                 (13,156,843)            -      (34,959)
  Gain (loss) on disposal                  454,395          (470)           -
                                      ------------- ------------- ------------
    Total gain (loss) from
    discontinued operations            (12,702,448)         (470)     (34,959)
                                      ------------- ------------- ------------

NET EARNINGS (LOSS)                    (12,702,448)         (470)     (34,959)

  Deduction for dividends and accretion (6,534,221)            -            -
                                      ------------- ------------- ------------
Net earnings (loss) attributable
 to common stockholders               $(19,236,669) $       (470) $   (34,959)
                                      ============= ============= ============

Net loss per common share - basic
and diluted:

  Earnings (loss) from
  continuing operations                $         -  $          -  $         -

  Earnings (loss) from
  discontinued operations                    (1.08)            -            -

  Deduction for dividends
  and accretion                              (0.56)            -            -
                                      ------------- ------------- ------------

                                      $      (1.64) $          -  $         -
                                      ============= ============= ============
Weighted-average number of shares
  outstanding - basic and diluted       11,745,458    18,425,830   18,425,830
                                      ============= ============= ============




The accompanying notes are an integral part of these financial statements




                                 Logio, Inc.
              A wholly owned subsidiary of Pacific WebWorks, Inc.

                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Cumulative
                                                    amounts          Three months
                                                     since           ended March 31,
                                                   inception       2003          2002
                                                  ------------- ------------- ------------
Increase(decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net earnings (loss)                             $(19,236,669) $       (470) $   (34,959)
  Less: loss (gain) from discontinued operations    19,236,669           470       34,959
                                                  ------------- ------------- ------------
    Net earnings (loss) from continuing operations           -             -            -

    Adjustments to reconcile net loss to net
    cash used in operating activities                        -             -            -

    Changes in operating assets and liabilities              -             -            -
                                                  ------------- ------------- ------------

       Net cash used in operating activities                 -             -            -
                                                  ------------- ------------- ------------

Net cash provided by (used in) investing activities          -             -            -
                                                  ------------- ------------- ------------

Net cash provided by financing activities                    -             -            -
                                                  ------------- ------------- ------------

       Net cash provided by (used in)
       continuing operations                                 -             -            -

       Net cash used in discontinued operations              -             -            -
                                                  ------------- ------------- ------------
       Net increase (decrease) in cash
       and cash equivalents                                  -             -            -

Cash and cash equivalents at beginning of period             -             -            -
                                                  ------------- ------------- ------------


Cash and cash equivalents at end of period        $          -  $          -  $         -
                                                  ============= ============= ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                          $          -  $          -
  Cash paid for income taxes                                 -             -





   The accompanying notes are an integral part of these financial statements



                                       5

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


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

                          March 31, 2003
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the quarter ended March 31, 2003 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2002. Certain prior period balances have been reclassified to conform with current period presentation.

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

                          March 31, 2003
                            (Unaudited)


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has a limited operating history and has sustained no significant revenues and cumulative losses since inception of $19,236,669 through March 31, 2003. The development of the Company's products has ceased. In addition, the Company had negative working capital of $225,248 at March 31, 2003 and $224,778 at December 31, 2002. As a result, in periods of operation, the Company relied significantly upon debt funding and assumption by its parent to support certain of its obligations.

In July 2002, the board of directors of the Company's parent resolved to formally discontinue operations of Logio, Inc., and, while the intent is the ultimate sale of Logio, Inc. to a third party for the assumption of all remaining debt, the Company's business plans are uncertain. The Company continues to seek relief from its remaining liabilities.

The Company will not be able to generate cash flows in the foreseeable future as it has ceased operations and development and has no cash balances. The Company is unable to pay liabilities approximating $225,248 as of March 31, 2003 to various professional services firms, creditors, vendors, and an overdraft at a bank. Based upon these facts, the Company may be required to seek bankruptcy protection.

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

                          March 31, 2003
                           (Unaudited)


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

Logio, Inc. has ceased the development and operations of its products and has not produced any significant revenues to date.

The following includes the combined net current liabilities and net long-term assets for the Company's discontinued operations:


                                            March 31,   December 31,
                                              2003          2002
                                          ------------- -------------
ASSETS
Current assets                            $          -  $          -
                                          ============= =============
LIABILITIES
Overdraft in bank                         $     23,766  $     23,766
Capital leases in default                       17,825        17,825
Payables past due                              177,173       177,173
Accrued liabilities                              6,484         6,012
                                          ------------- -------------
  Total current liabilities               $    225,248  $    224,776
                                          ============= =============

Net current liabilities                   $    225,248  $    224,776
                                          ============= =============

The gains (losses) from discontinued operations for the three month periods ended March 31, 2002 include the Company's results of operations previous to
the measurement date of July 1, 2002.   The gain from disposal of discontinued
operations for the three month period ended March 31, 2003 includes first quarter 2003 results of operations realized after measurement date of July 1, 2002. The Company estimates that the ultimate sale or disposal of discontinued operations will result in a gain net of phase-out operating gains and losses. Such gains will be recorded when realized.

                           Logio, Inc.
       A wholly owned subsidiary of Pacific WebWorks, Inc.
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


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

Line-of-Credit and Intercompany Agreement - related party
----------------------------------------------------------
The Company entered into a Line-of-Credit and Intercompany Agreement with Pacific WebWorks, Inc. (its beneficial shareholder and parent company) in 2001. The Line-of-Credit Agreement, among other things, allowed for the advancement of up to $120,000 as needed at an interest rate of 12%, is collateralized by substantially all business assets of the Company, and was payable on-demand. The balance of the line-of-credit had no outstanding balance as of March 31, 2003 and December 31, 2002.

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

Previous to the dissolution of the Intercompany Agreement in September 2002, the Company was charged $1,067 monthly under the Intercompany Agreement for management related fees and recorded income of $1,422 monthly for rental of certain its fixed assets to the parent. The equipment was be rented by Pacific WebWorks until such time as Logio, Inc. would re-commence development of its Internet products. Logio has discontinued its operations and there are currently no plans to resume development of products in this company.

The Company will no longer record intercompany fees and income subsequent to the third quarter 2002 dissolution of the Intercompany Agreement.

Intercompany transactions under the Line-of Credit and Intercompany Agreement during the three months ended March 31, 2003 and 2002 are as follows:

                                              2003          2002
                                          ------------- -------------
     Management fee expense               $         -   $      3,201
     Rental Income                                  -         (4,266)
     Interest expense                               -          4,188
                                          ------------- -------------
     Net intercompany transactions        $         -   $      3,123
                                          ============= =============

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

      At March 31, 2003 and the year ended December 31, 2002, we had no cash on hand and no total current assets. Our total current liabilities were $225,248 at March 31, 2003 compared to $224,778 at the year ended December 31, 2002. Our accumulated deficit was $19,236,669 at March 31, 2003.

      We have no material commitments for capital expenditures for the next twelve months and our major obligations are related to capital lease agreements which are in default, a bank overdraft, and payables past due. Management has been successful in negotiating settlements of a significant portion of these leases. On September 8, 2002, Sunrise International Leasing Corporation agreed to a settlement agreement in which Sunrise International accepted the previous return of the equipment as satisfaction in full of the total debt of approximately $444,589. At March 31, 2003, our remaining liabilities include an Oracle Corporation liability of approximately $125,000, approximately $52,173 in other past due payables, a capital lease with Key Bank totaling $17,825, with accrued interest of $6,484, and a bank overdraft of $23,766. During the next twelve months our management will attempt to receive forgiveness of our remaining debts. If management is unsuccessful, we may be forced to seek bankruptcy protection.

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


ITEM 3: CONTROLS AND PROCEDURES

      We rely on internal controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On April 30, 2003, our principal executive and financial officer, Kenneth W. Bell, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits
 2.1 Agreement and Plan of Reorganization between Logio and Pacific WebWorks, Inc., dated October 31, 2000 (Incorporated by reference to exhibit 2.2 to Form 10-K filed April 17, 2001)
 3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 to Form 10-Q filed November 14, 2001)
 3.2 Bylaws of the Company (Incorporated by reference to exhibit 3.6 of Form S-1, File No. 333-78537, as amended)
10.1 Employment Agreement between Logio and Kenneth W. Bell, dated September 1, 1998 (Incorporated by reference to exhibit 10.4 of Form S-1, File No. 333-78537, as amended)
10.2 Employment Agreement between Logio and James W. Johnston, dated September 1, 1998 (Incorporated by reference to exhibit 10.5 of Form S-1, File No. 333-78537, as amended)
10.3 Lease Agreement between Logio and Sun Microsystems Finance, as amended (Incorporated by reference to exhibit 10.3 of Form 10-Q, filed May 15, 2001)
10.4 License Agreement between Logio and Oracle Corporation (Incorporated by reference to exhibit 10.4 of Form 10-Q, filed May 15, 2001)
10.5 Line of Credit and Inter-company Agreement between Logio and Pacific WebWorks, dated January 2, 2001 (Incorporated by reference to exhibit 10.5 of Form 10-Q filed August 13, 2001)
99.1      Section 1350 Certification

Reports on Form 8-K

      None


                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LOGIO, INC.


                                /s/ Kenneth W. Bell
Date: May 14, 2003          By: ______________________________________________
                                Kenneth W. Bell
                                President, Secretary/Treasurer,
                                Principal Executive and Financial Officer,
                                and Director

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



                            /s/ Kenneth W. Bell
Date: May 14, 2003         _____________________________________________
                           Kenneth W. Bell, Principal Executive Officer

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


                           /s/ Kenneth W. Bell
Date: May 14, 2003         ____________________________________________
                           Kenneth W. Bell, Principal Financial Officer